Form 10QSB
period 2004-06-14
MODENA I INC
filed 2004-06-14
CIK 1271073

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2004

[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No.   000-50493

MODENA I INC.

(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of Incorporation or organization)	98-0412431 (I.R.S. Employer Identification No.

18 Wynford Drive, Suite 610

Toronto, Ontario, M3C 3S2

(Address of Principal Executive Offices)

647-435-9852

(Issuer’s telephone number)

6540 E. Hastings St. #615 Burnaby

British Columbia V5B 4Z5

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or

15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ]

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  Yes [X]  No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of  June 11, 2004:   100,000 shares of common stock.

Transitional Small Business Disclosure Format

Yes [  ]  No [X]

TABLE OF CONTENTS

MODENA I INC.

FINANCIAL STATEMENTS

Part I -  FINANCIAL INFORMATION

Item 1.  Financial Statements

Item 2.  Management’s Discussion and Analysis of Financial Condition

Item 3.  Control and Procedures

Part II – OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.  Changes in Securities and use of proceeds

Item 3.  Defaults Upon Senior Securities

Item 4.  Submission of Matters to a Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

MODENA I, INC.

FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

April 30, 2004

MODENA I, INC.

BALANCE SHEET

As of April 30, 2004

(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$ (0)

TOTAL ASSETS	$ (0)

LIABILITIES AND STOCKHOLDER’S DEFICIENCY

CURRENT LIABILITIES

Accrued expenses	$ 1,000

TOTAL LIABILITIES	$ 1,000

STOCKHOLDER’S DEFICIENCY

Common Stock – par value $0.001;
100,000,000 shares authorized;
100,000 issued and outstanding	$ 100

Additional paid in capital	$ 0

Accumulated Deficit	$ (1,100)

Total Stockholders Equity	$ (1,000)

TOTAL LIABILITIES AND DEFICIENCY	$ (0)

The accompanying notes are an integral part of these financial statements.

MODENA I, INC

STATEMENT OF OPERATIONS

For the period from incorporation on Nov. 18, 2003 to April 30, 2004

(Unaudited)

	Three Months Ended April 30, 2004	From Inception to April 30, 2004
REVENUE
Sales	$ 0	$ 0
Cost of sales	0	0

GROSS PROFIT	0	0

GENERAL AND ADMINISTRATIVE EXPENSES	250	1,100

NET LOSS	(250)	(1,100)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(850)	0

ACCUMULATED DEFICIT, ENDING BALANCE	$ (1,100)	$ (1,100)

NET EARNINGS PER SHARE

Basic and Diluted
Net loss per share	(Less than .01)

Basic and Diluted Weighted Average
Number of Common Shares Outstanding	100,000

The accompanying notes are an integral part of these financial statements.

MODENA I, INC.

STATEMENT OF STOCKHOLDER’S EQUITY

From inception (November 18, 2003) through April 30, 2004

	SHARES	COMMON STOCK	ACCUMULATED DEFICIT	TOTAL

Stock issued on acceptance
Of incorporation expenses
November 18, 2003	100,000	$ 100	$ 0	$ 100

Net Loss			(1,100)	(1,100)

Total at April 30, 2004	100,000	$ 100	$ (1,100)	$ (1,000)

The accompanying notes are an integral part of these financial statements.

MODENA I, INC.

STATEMENT OF CASH FLOWS

For the period from incorporation on Nov. 18, 2003 to April 30, 2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$ (1,100)

Increases (Decrease) in accrued expenses	1,000

NET CASH PROVIDED OR (USED) IN OPERATIONS	(100)

CASH FLOWS FROM INVESTING ACTIVITIES

None	0

CASH FLOWS FROM FINANCING ACTIVITIES

Stock issued on incorporation expenses	100

CASH RECONCILIATION

Net increase (decrease) in cash	0
Beginning cash balance	0

CASH BALANCE AT END OF PERIOD	0

The accompanying notes are an integral part of these financial statements.

MODENA I, INC.

NOTES TO FINANCIAL STATEMENTS

1.

History and Organization of the Company

Modena I, Inc.  (the Company), a Company incorporated in the state of Delaware as of November 18, 2003, plans to locate and negotiate with a business entity for the combination of that target company with The Company.  The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange.  In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.  No assurances can be given that The Company will be successful in locating or negotiating with any target company.

The Company has been formed to provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

The Company has adopted its fiscal year end to be October 31.

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations of Regulation S-B as promulgated by the Securities and Commissions.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included.  Operating results for the period from incorporation on Nov. 18, 2003 to April 30, 2004, may not necessarily be indicative of the results that may be expected for the period ended April, 30, 2004

2.

Going Concern

These consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America with the on-going assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.  These consolidated financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

Continued operations of the Company are dependent on the Company’s ability to complete equity financing or generate profitable operations in the future.  Management’s plan in this regard is to secure additional funds through equity financing.

3.

Significant Accounting Policies

Use of estimates

The preparations of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the year.  Actual results could differ from these estimates.

Accrued Expenses:

Accrued expenses consist of accrued legal, accounting and office costs during this stage of the business.

Net loss per share

Basic loss per share is computed using the weighted average number of common shares outstanding during the periods.  Diluted loss per share is computed using the weighted average number of common shares and potentially dilutive common stock equivalents, including stock options and warrants outstanding during the period.  As the Company has a net loss in each of the periods presented, basic and diluted net loss per share is the same, as any exercise of the share purchase options outstanding would be anti-dilutive.

Comparative figures

Certain comparative figures have been reclassified to conform with the presentation adopted in the current period.

4.

Stockholders Equity:

Common Stock includes 100,000,000 shares authorized at a par value of $0.001, of which 100,000 have been issued for the amount of $100 on November 18, 2003 in acceptance of the incorporation expenses for the Company.

Common Stock

Holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company’s ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.

5. Required Cash Flow Disclosure for Interest and Taxes Paid:

The Company has paid no amounts for federal income taxes and interest.  The Company issued 100,000 common shares of stock to its sole shareholder in acceptance of the incorporation expenses for the Company.

Item 2: Management’s Discussion and Analysis of Plan of Operation

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operation contains “forward looking statements”.  Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties set forth in this report.  Although our management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be materially different from the expectations expressed in this Annual Report.  The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and related Notes included in Item 1.

Plan of Operation

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

Results of Operation

The Company did not have any operating income from inception (November 18, 2003) through April 30, 2004.  Some general and administrative expenses from associated with legal, accounting and office.

Liquidity and Capital Resources

At April 30, 2004 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Management anticipates seeking out a target company through solicitation.  Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investments bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods.  No estimate can be made as to the number of persons who will be contacted or solicited.  Management may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation.  Management and its affiliates will pay referral fees to consultants and others who refer target business for mergers into public companies in which management and its affiliates have an interest.  Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

Sang Ho Kim will supervise the search for target companies as potential candidates for a business combination.  Sang Ho Kim will pay as his own expenses any costs he incurs in supervising the search for a target company.  Sang Ho Kim may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.  Sang Ho Kim controls us and therefore has the authority to enter into any agreement binding us.  Sang Ho Kim as our sole officer, director and only shareholder can authorize any such agreement binding us.

 Item 3.  Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely.  Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule [13a-14 (c) / 15d-14 (c) ] under the Exchange Act) within 90 days prior to the filing date of this report.  Based upon that evaluation, the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our company required to be disclosed in our periodic filings with the SEC.

(b)  Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings.

The Company is currently not a party to any pending legal proceedings and no such action towards the Company has been threatened.

Item 2.    Changes in Securities.

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted during the period ending, April 30, 2004, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5.   Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

31.1

Certification Pursuant to 18 U.S.C Section 1350, As adopted pursuant to Section 302 of the Sabanes-Oxley Act of 2002

32.1

Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, As adopted pursuant to Section 906 of the Sarbanes-Okley Act of 2002

 (b)  Reports on Form 8-K

Form 8-K Filed on June 1, 2004 reporting change of control of Registrant.

Form 8-K Filed on May 7, 2004 reporting change of control of Registrant.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MODENA I, INC.                                                                                                                                                                                                                                                         Registrant

Date: June 11, 2004

By: /s/ Sang Ho Kim

Sang Ho Kim

President, Chief Executive Officer,

Chief Financial Officer

Exhibits

Exhibit 31.1

CERTIFICATION PURSUANT TO 18 U.S.C. SS. 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Sang Ho Kim, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Modena I, Inc.;

2.  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)   presented in this annual report our conclusion about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   June 11, 2004

/S/ Sang Ho Kim

Sang Ho Kim

           CEO

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Modena I, Inc. (the “Company”) for the period ended April 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sang Ho Kim, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly present, in all material respects, the financial condition and results of operations of the Company.

/S/  Sang Ho Kim

Sang Ho Kim

Chief Executive Officer

         June 11, 2004