Form 10QSB
period 2004-09-14
MODENA I INC
filed 2004-09-14
CIK 1271073

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2004

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

416-432-7107

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

Yes [X] No [  ]

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  Yes [X]  No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of  September 14, 2004:   100,000 shares of common stock.

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

MODENA I, INC.

FINANCIAL STATEMENTS

(Unaudited – Prepared by Management)

July 31, 2004

MODENA I, INC.

BALANCE SHEET

As of July 31, 2004

(Unaudited)

ASSETS

CURRENT ASSETS

Cash	$ (0)

TOTAL ASSETS	$ (0)

LIABILITIES AND STOCKHOLDER’S DEFICIENCY

CURRENT LIABILITIES

Accrued expenses	$ 1,250

TOTAL LIABILITIES	$ 1,250

STOCKHOLDER’S DEFICIENCY

Common Stock – par value $0.001;
100,000,000 shares authorized;
100,000 issued and outstanding	$ 100

Additional paid in capital	$ 0

Accumulated Deficit	$ (1,350)

Total Stockholders Equity	$ (1,250)

TOTAL LIABILITIES AND DEFICIENCY	$ (0)

The accompanying notes are an integral part of these financial statements.

MODENA I, INC

STATEMENT OF OPERATIONS

For the period from incorporation on Nov. 18, 2003 to July 31, 2004

(Unaudited)

	Three Months Ended July 31, 2004	Six Months Ended July 31, 2004	From Inception to July 31, 2004
REVENUE
Sales	$ 0	$ 0	$ 0
Cost of sales	0	0	0

GROSS PROFIT	0	0	0

GENERAL AND ADMINISTRATIVE EXPENSES	250	500	1,350

NET LOSS	(250)	(500)	(1,350)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(1,100)	(850)	0

ACCUMULATED DEFICIT, ENDING BALANCE	$ (1,350)	$ (1,350)	$ (1,350)

NET LOSS PER SHARE

Basic and Diluted
Net loss per share	(Less than .01)

Basic and Diluted Weighted Average
Number of Common Shares Outstanding	100,000

The accompanying notes are an integral part of these financial statements.

MODENA I, INC.

STATEMENT OF STOCKHOLDER’S EQUITY

From inception (November 18, 2003) through July 31, 2004

	SHARES	COMMON STOCK	ACCUMULATED DEFICIT	TOTAL

Stock issued on acceptance
Of incorporation expenses
November 18, 2003	100,000	$ 100	$ 0	$ 100

Net Loss			(1,350)	(1,350)

Total at July 31, 2004	100,000	$ 100	$ (1,350)	$ (1,350)

The accompanying notes are an integral part of these financial statements.

MODENA I, INC.

STATEMENT OF CASH FLOWS

For the period from incorporation on Nov. 18, 2003 to July 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)	$ (1,350)

Increases (Decrease) in accrued expenses	1,250

NET CASH USED IN OPERATIONS	(100)

CASH FLOWS FROM INVESTING ACTIVITIES

None	0

CASH FLOWS FROM FINANCING ACTIVITIES

Stock issued on incorporation expenses	100

CASH RECONCILIATION

Net increase (decrease) in cash	0
Beginning cash balance	0

CASH BALANCE AT END OF PERIOD	0

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

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations of Regulation S-B as promulgated by the Securities and Commissions.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  In the opinion of management, all adjustments consisting of a normal and recurring nature considered necessary for a fair presentation have been included.  Operating results for the period from incorporation on Nov. 18, 2003 to July 31, 2004, may not necessarily be indicative of the results that may be expected for the period ended October 31, 2004

2.

Going Concern

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

Results of Operation

The Company did not have any operating income from inception (November 18, 2003) through July 31, 2004.  Some general and administrative expenses from associated with legal, accounting and office.

Liquidity and Capital Resources

At July 31, 2004 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted during the period ending, July 31, 2004, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

Date: September 14, 2004

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

Date:   September 14, 2004

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

         September 14, 2004