Form 10KSB
period 2004-10-31
MODENA I INC
filed 2005-05-20
CIK 1271073

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2004

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No.   000-50493

MODENA 1, INC.

(Exact name of small business issuer as specified in its charter)

Delaware       98-0412431

(State or other jurisdiction of     (I.R.S. Employer

Incorporation or organization)    Identification No.

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

Yes [X] No [  ]

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  Yes [X]  No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of  May 17, 2005:   100,000 shares of common stock.

Transitional Small Business Disclosure Format

Yes [  ]  No [X]

TABLE OF CONTENTS

MODENA 1, INC.

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

MODENA 1, INC.

FINANCIAL STATEMENTS

PERIOD FROM INCEPTION (NOVEMBER 18, 2003)

TO OCTOBER 31, 2004

CONTENTS

Report of Independent Registered Public Accounting Firm

1

Balance Sheet

2

Statement of Stockholders' Deficiency

3

Statement of Operations

4

Statement of Cash Flows

5

Notes to Financial Statements

6 - 10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Modena 1, Inc.

We have audited the accompanying balance sheet of Modena 1, Inc. as at October 31, 2004 and the related statements of  stockholders' deficiency, operations and cash flows for the period from inception (November 18, 2003) to October 31, 2004 then ended.   These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Modena 1, Inc. as at October 31, 2004, and the results of its in stockholders' deficiency, operations and cash flows for the period from inception (November 18, 2003) to October 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses and negative working capital from operations, which raises substantial doubt about its ability to continue as a going concern.  Management's plans regarding these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Toronto, Canada

         CHARTERED ACCOUNTANTS

April 28, 2005

MODENA 1, INC.

Balance Sheet

October 31, 2004

(Expressed in United States Dollars)

ASSETS

Current

Cash

$

        -

LIABILITIES

Current

Accrued expenses

$

3,250

STOCKHOLDERS' DEFICIENCY

Capital Stock (note 4)

100

Accumulated Deficit

(3,350)

(3,250)

$

-

APPROVED ON BEHALF OF THE BOARD

"Sang Ho Kim"

Director

(See accompanying notes to the financial statements)

MODENA 1, INC.

Statement of Stockholders' Deficiency

Period From Inception (November 18, 2003)

To October 31, 2004

(Expressed in United States Dollars)

                                                                                                                                                                            Total

                                                                            Number of         Capital          Accumulated               Stockholders'
                                                                                  Shares           Stock                  Deficit                      Deficiency

Stock issued on acceptance of incorporation expenses

   on November 18, 2003

            100,000

$

100

$

-

$

100

Net loss

                       -

-

(3,350)

(3,350)

Balance, October 31, 2004

            100,000

$

100

$

(3,350)

$(3,250)

(See accompanying notes to the financial statements)

MODENA 1, INC.

Statement of Operations

Period From Inception (November 18, 2003)

To October 31, 2004

(Expressed in United States Dollars)

Revenue

$

       -

Expenses

Professional fees

2,000

Office and general

1,350

3,350

Net Loss

$

(3,350)

Net Loss Per Share:

Basic and Diluted Net Loss per Share

$

(0.03)

Weighted Average Number of Shares Outstanding - basic and diluted

100,000

(See accompanying notes to the financial statements)

MODENA 1, INC.

Statement of Cash Flows

Period From Inception (November 18, 2003)

To October 31, 2004

(Expressed in United States Dollars)

Cash Flows from Operating Activities

Net loss

$

(3,350)

Adjustments to reconcile net loss to net cash used in operating activities:

Accrued expenses

3,250

(100)

Cash Flows from Financing Activities

Stock issued on incorporation expenses

100

Net Cash Used in Operating Activities

          -

Cash - beginning of  year

          -

Cash - end of year

$

          -

Supplemental Cash Flow Information

Interest paid

$

          -

Income taxes paid

$

         -

MODENA 1, INC.

Notes to Financial Statements

October 31, 2004

1.

History and Organization

Modena 1, Inc. ("the Company"), a Company incorporated in the state of Delaware on November 18, 2003, plans to locate and negotiate with a business entity for the combination of that target company with the Company.  The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange.  In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.  No assurances can be given that the Company will be successful in locating or negotiating with any target company.

The Company has been formed to provide a method for a foreign or domestic private company to become a reporting (“public”) company whose securities are qualified for trading in the United States secondary market.

The Company has adopted its fiscal year end to be October 31.

2.

Going Concern Assumption

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US") ("GAAP") with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficiency of $3,250 and has no current revenue stream, these conditions raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's ability to continue as a going concern is contingent upon its ability to complete public equity financing or generate profitable operations in the future. Management's plan in this regard is to secure additional funds through equity financing and through loans made by the Company's shareholder.

3.

Summary of Significant Accounting Policies

These financial statements have been prepared in conformity with US GAAP. The significant accounting policies adopted by the Company are as follows:

MODENA 1, INC.

Notes to Financial Statements

October 31, 2004

3.

Summary of Significant Accounting Policies (cont'd)

a)

Fair Value of Financial Instruments

As of October 31, 2004, the carrying value of accrued expenses approximate their fair value due to the short-term maturity of such instruments.

b)

Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Under this method, current income taxes are recognized for the estimated income taxes payable for the current period. Deferred income taxes are provided based on the estimated future tax effects of temporary differences between financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as the benefit of losses available to be carried forward to future years for tax purposes.

Deferred tax assets and liabilities are measured using the enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered and settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when it is not more likely than not that such deferred tax assets will be realized.

c)

Earnings or (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under statement of Accounting Standards (SFAS) No. 128 "Earnings per shares". Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

There were no dilutive financial instruments for the years ended October 31, 2004.

d)

Foreign Currency Translation

These financial statements are stated in United States dollars. Assets and liabilities denominated in Canadian dollars are translated to United States dollars using the exchange rate in effect at the year end date. Expense are translated to United States dollars using the average rate of exchange for the respective period.

Exchange gains and losses arising on this translation are included in the determination of income.

MODENA 1, INC.

Notes to Financial Statements

October 31, 2004

3.

Summary of Significant Accounting Policies (cont'd)

e)

Concentration of Credit Risk

Financial instruments which potentially expose the Company to concentrations of credit risk consist principally of operating demand deposit accounts. The Company's policy is to place its operating demand deposit accounts with high credit quality financial institutions. At this time the Company has no deposits that are at risk.

f)

Use of Estimates

Preparation of financial statements in accordance with US GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from these estimates, although management does not believe such changes will materially affect the financial statements.

g)

Recent Accounting Pronouncements

In December 2003, the SEC issued Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition" which supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superseded as a result of the issuance of EITF 00-21. The Company adopted the provisions of SAB No. 104 for the period ended October 31, 2004. The adoption of SFAS No.104 did not have a material effect on the financial position or results of operations of the Company.

In December 2003, a revision of SFAS No. 132, "Employers' Disclosures about Pensions and Other Post-retirement Benefits" was issued, revising disclosures about pension plans and other post retirements benefits plans and requiring additional disclosures about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit post-retirement plans. The revision of SFAS No. 132 is not expected to have a material effect on the Company's financial statements.

In March 2004, the FASB issued an exposure draft of a new standard entitled “Share Based Payment,” which would amend SFAS No. 123, “Accounting for Stock Based Compensation,” and SFAS No. 95, “Statement of Cash Flows”.  Among other items, the new standard would require the expensing, in the financial statements, of stock options issued by the Company.  The new standard, as proposed, would be effective for periods beginning after June 15, 2005.  The adoption of SFAS 123 and SFAS 95 are not expected to have a material effect on the financial position or results of operations of the Company.

MODENA 1, INC.

Notes to Financial Statements

October 31, 2004

3.

Summary of Significant Accounting Policies (cont'd)

g)

Recent Accounting Pronouncements (cont'd)

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of Accounting Principles Board ("APB") Opinion No. 29". SFAS No. 153 replaces the exception from fair value measurement in APB Opinion No. 29 for non-monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is to be applied prospectively, and is effective for non-monetary asset exchanges occurring in fiscal periods after the December 2004 issuance of SFAS No. 153. The adoption of SFAS No. 153 is not expected to have a material effect on the financial position or results of operations of the Company.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment”. SFAS No. 123R is a revision of SFAS No. 123, “Accounting for Stock Based Compensation”, and supersedes APB 25.  Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements.  The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method.  Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R.  Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. The adoption of SFAS No. 123 is not expected to have a material effect on the financial position or results of operations of the Company.

MODENA 1, INC.

Notes to Financial Statements

October 31, 2004

4.

Capital Stock

Authorized

100,000,000

common shares, par value $0.001 per share

Issued

    100,000             common shares

$100

Holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company’s ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.

5.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes".   SFAS No. 109 prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates. The effect of future changes in tax laws or rates are not anticipated.

Under SFAS No. 109 income taxes are recognized for the following: a) amount of tax payable for the current year, and b) deferred tax liabilities and assets for future tax consequences of events that have been recognized differently in the financial statements than for tax purposes.

The Company's current income taxes is as follows:

Expected income tax recovery at the statutory rates of 36.62%

$(1,227)

Valuation allowance

1,227

Provision for income taxes

$-

MODENA 1, INC.

Notes to Financial Statements

October 31, 2004

Item 2: Management’s Discussion and Analysis of Plan of Operation

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operation contains “forward looking statements”.  Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties set forth in this report.  Although our management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be materially different from the expectations expressed in this Annual Report.  The following discussion should be read in conjunction with the audited Financial Statements and related Notes included in Item 1.

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

Results of Operation

The Company did not have any operating income from inception (November 18, 2003) through October 31, 2004.  Some general and administrative expenses from associated with legal, accounting and office.

Liquidity and Capital Resources

At October 31, 2004 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Sang Ho Kim will supervise the search for target companies as potential candidates for a business combination.  Sang Ho Kim will pay for expenses any costs he incurs in supervising the search for a target company.  Sang Ho Kim may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.  Sang Ho Kim is a director of the company and therefore has the authority to enter into any agreement binding us.  Sang Ho Kim acts as our sole officer, director and only shareholder and therefore can authorize any such agreement binding the company.

MODENA 1, INC.

Notes to Financial Statements

October 31, 2004

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

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted during the period ending, October 31, 2004, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5.   Other Information

None

Item 6. Exhibits and Reports on Form 8-K

MODENA 1, INC.

Notes to Financial Statements

October 31, 2004

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

Form 8-K Filed on April 13, 2005 reporting change of  Certifying Accountant.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MODENA 1, INC.

 Registrant

Date: May 17, 2005

By: /s/ Sang Ho Kim

Sang Ho Kim

President, Chief Executive Officer,

Chief Financial Officer

MODENA 1, INC.

Notes to Financial Statements

October 31, 2004

Exhibits

Exhibit 31.1

CERTIFICATION PURSUANT TO 18 U.S.C. SS. 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Sang Ho Kim, certify that:

1.  I have reviewed this annual report on Form 10-KSB of Modena 1, Inc.;

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

MODENA 1, INC.

Notes to Financial Statements

October 31, 2004

subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   May 17, 2005

/S/ Sang Ho Kim

Sang Ho Kim

CEO

MODENA 1, INC.

Notes to Financial Statements

October 31, 2004

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-KSB of Modena 1, Inc. (the “Company”) for the period ended October 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sang Ho Kim, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly present, in all material respects, the financial condition and results of operations of the Company.

/S/  Sang Ho Kim

Sang Ho Kim

Chief Executive Officer

May 17, 2005