Form 10QSB
period 2005-01-31
MODENA I INC
filed 2005-05-20
CIK 1271073

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2005

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

INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED JANUARY 31, 2005 AND 2004

(UNAUDITED)

CONTENTS

Report of Independent Registered Accounting Firm

1

Balance Sheet

2

Interim Statement of Operations

3

Interim Statement of Cash Flows

4

Notes to Interim Financial Statements

5 - 7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder of

Modena 1, Inc.

We have reviewed the accompanying balance sheet of Modena 1, Inc., as at January 31, 2005 and the related statements of operations for the three-month periods ended  January 31, 2005, and the statements of cash flows for the three-month periods ended January 31, 2005. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States).  A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the interim financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Modena 1, Inc. as at October 31, 2004, and the related statements of operations, and cash flows for the period then ended from inception (November 18, 2003) to October 31, 2004; the auditor's report on those financial statements includes an explanatory paragraph referring to the matters in Note 2 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 2 of the Company's unaudited interim financial statements as of January 31, 2005, the Company was still unable to secure additional funds through equity financing and through loans made by the Company's shareholder. The accompanying interim financial information does not include any adjustments that might result from the outcome of this uncertainty.

Toronto, Canada

CHARTERED ACCOUNTANTS

April 28, 2005

MODENA 1, INC.

Balance Sheets

January 31, 2005

(Expressed in United States Dollars)

(Unaudited)

2005

2004

ASSETS

Current

Cash

$

          -

           $

             -

LIABILITIES

Current

$

6,250

$

3,250

STOCKHOLDERS' DEFICIENCY

Capital Stock (note 4)

100

100

Accumulated Deficit

(6,350)

(3,350)

(6,250)

(3,250)

$

        -

              $              -

APPROVED ON BEHALF OF THE BOARD

"Sang Ho Kim"

Director

(The accompanying notes are an integral part of these interim financial statements)

MODENA 1, INC.

Statements of Operations

Quarter Ended January 31, 2005 and the Period from
Inception (November 18, 2003) to January 31,  2004

(Expressed in United States Dollars)

(Unaudited)

2005

2004

Revenue

    $

         -

     $

         -

Expenses

Professional fees

3,000

-

Office and general

         -

850

3,000

        850

Net Loss

$

(3,000)

$

(850)

Net Loss Per Share:

Basic and diluted net loss per share

$

(0.03)

(Less than $0.01)

Weighted average number of shares outstanding - basic and diluted

100,000

100,000

(The accompanying notes are an integral part of these interim financial statements)

MODENA 1, INC.

Statements of Cash Flows

Quarter Ended January 31, 2005 and the Period from
Inception (November 18, 2003) to January 31,  2004

(Expressed in United States Dollars)

(Unaudited)

2005

2004

Cash Flows from Operating Activities

Net loss

$

(3,000)

$(850)

Adjustments to reconcile net loss to net cash used in operating activities:

Accrued expenses

3,000

750

-

(100)

Cash Flows from Financing Activities

Stock issued on incorporation cost

-

100

Net Cash Used in Operating Activities

-

        -

Cash - beginning of  year

-

        -

Cash - end of year

$

-

       $         -

Supplemental Cash Flow Information

Interest paid

$

-

      $

-

Income taxes paid

$

-

     $

-

MODENA 1, INC.

Notes to Interim Financial Statements

January 31, 2005

(Unaudited)

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

2.

Going Concern Assumption

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US") ("GAAP") with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficiency of $6,250 and has no current revenue stream, these conditions raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's ability to continue as a going concern is contingent upon its ability to complete public equity financing or generate profitable operations in the future. Management's plan in this regard is to secure additional funds through equity financing and through loans made by the Company's shareholder.

MODENA 1, INC.

Notes to Interim Financial Statements

January 31, 2005

(Unaudited)

3.

Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the requirements of item 310 (b) of Regulation S-B. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. There have been no significant changes of accounting policy since October  31, 2004. The results from operations for the interim periods are not indicative of the results expected for the full fiscal year or any future period.

4.

Capital Stock

Authorized

100,000,000

common shares, par value $0.001 per share

2005

2004

Issued

100,000

common shares

$

100

$

100

Holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company’s ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.

MODENA 1, INC.

Notes to Interim Financial Statements

January 31, 2005

(Unaudited)

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

The Company's current income taxes is as follows:

2005

2004

Expected income tax recovery at the statutory rates of 36.62%

$

(1,099)

$

(311)

Valuation allowance

1,099

311

Provision for income taxes

$

-

$

     -

Item 2: Management’s Discussion and Analysis of Plan of Operation

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operation contains “forward looking statements”.  Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties set forth in this report.  Although our management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be materially different from the expectations expressed in the Annual Report.  The following discussion should be read in conjunction with the unaudited Financial Statements and related Notes included in Item 1.

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

MODENA 1, INC.

Notes to Interim Financial Statements

January 31, 2005

(Unaudited)

Results of Operation

The Company did not have any operating income from inception (November 18, 2003) through January 31, 2005.  Some general and administrative expenses from associated with legal, accounting and office.

Liquidity and Capital Resources

At January 31, 2005 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Sang Ho Kim will supervise the search for target companies as potential candidates for a business combination.  Sang Ho Kim will pay for expenses any costs he incurs in supervising the search for a target company.  Sang Ho Kim may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.  Sang Ho Kim is a director of the company and therefore has the authority to enter into any agreement binding us.  Sang Ho Kim acts as our sole officer, director and only shareholder and therefore can authorize any such agreement binding us.

MODENA 1, INC.

Notes to Interim Financial Statements

January 31, 2005

(Unaudited)

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

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted during the period ending, January 31, 2005, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5.   Other Information

None

Item 6. Exhibits and Reports on Form 8-K

MODENA 1, INC.

Notes to Interim Financial Statements

January 31, 2005

(Unaudited)

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

Notes to Interim Financial Statements

January 31, 2005

(Unaudited)

Exhibits

Exhibit 31.1

CERTIFICATION PURSUANT TO 18 U.S.C. SS. 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Sang Ho Kim, certify that:

1.  I have reviewed this quarterly report on Form 10-QSB of Modena 1, Inc.;

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

Notes to Interim Financial Statements

January 31, 2005

(Unaudited)

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Modena 1, Inc. (the “Company”) for the period ended January 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sang Ho Kim, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly present, in all material respects, the financial condition and results of operations of the Company.

/S/  Sang Ho Kim

Sang Ho Kim

Chief Executive Officer

May 17, 2005