Form 10QSB
period 2005-06-14
MODENA I INC
filed 2005-06-14
CIK 1271073

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2005

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

Yes [X] No [  ]

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  Yes [X]  No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of  June 14, 2005:   100,000 shares of common stock.

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

Item 1:

MODENA 1, INC.

INTERIM FINANCIAL STATEMENTS

SIX MONTHS ENDED APRIL 30, 2005 AND 2004

(UNAUDITED)

CONTENTS

Report of Independent Registered Accounting Firm

1

Interim Balance Sheets

2

Interim Statements of Operations

3

Interim Statements of Cash Flows

4

Notes to Interim Financial Statements

5 - 7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder of

Modena 1, Inc.

We have reviewed the accompanying balance sheet of Modena 1, Inc., as at April 30, 2005 and the related statements of operations for the six-month periods ended  April 30, 2005, and the statement of cash flows for the six-month periods ended April 30, 2005. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Modena 1, Inc. as at October 31, 2004, and the related statements of operations, and cash flows for the period then ended from inception (November 18, 2003) to October 31, 2004; the auditor's report on those financial statements includes an explanatory paragraph referring to the matters in Note 2 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 2 of the Company's unaudited interim financial statements as of April 30, 2005, the Company was still unable to secure additional funds through equity financing and through loans made by the Company's shareholder. The accompanying interim financial information does not include any adjustments that might result from the outcome of this uncertainty.

Toronto, Canada

CHARTERED ACCOUNTANTS

June 10, 2005

MODENA 1, INC.

Interim Balance Sheets

April 30, 2005 and October 31, 2004

(Expressed in United States Dollars)

(Unaudited)

April 30,

            October 31,
                                                                                                                           2005                            2004

ASSETS

Current

Cash

$

       -

            $

                  -

LIABILITIES

Current

Accrued expenses

$

9,250              $

 3,250

STOCKHOLDERS' DEFICIENCY

Capital Stock (note 4)

100

    100

Accumulated Deficit

(9,350)

(3,350)

(9,250)

(3,250)

$

         -

            $

                   -

APPROVED ON BEHALF OF THE BOARD

"Sang Ho Kim"

Director

(The accompanying notes are an integral part of these interim financial statements)

MODENA 1, INC.

Interim Statements of Operations

(Expressed in United States Dollars)

(Unaudited)

Three months		From (Inception)
	ended	Nov 18, 2003	Six months	Six months
January 31,		to January 31,	ended	ended

	2005	2004	2005	2004

Revenue	$-	$-	$-	$-

Expenses
Professional fees	3,000	-	6,000	-
Office and general	-	850	-	1,100

	3,000	850	6,000	1,100

Net Loss	$(3,000)	$(850)	$(6,000)	$(1,100)

Net Loss Per Share:

Basic and diluted net loss per share	$(0.03)	(Less than $0.01)	$(0.06)	$(0.01)

Weighted average number of shares
outstanding - basic and diluted	100,000	100,000	100,000	100,000

(The accompanying notes are an integral part of these interim financial statements)

MODENA 1, INC.

Interim Statements of Cash Flows

Six Months Ended April 30, 2005 and the Period from
Inception (November 18, 2003) to April 30,  2004

(Expressed in United States Dollars)

(Unaudited)

                                                                                                                                                                                                                                                                                  2005                                  2004

Cash Flows from Operating Activities

     Net loss                                                                                                                                                                                                                                         $               (6,000)            $                 (1,100)

Adjustments to reconcile net loss to net cash
used in operating activities:
Accrued expenses	6,000	1,000

	-	(100)
Cash Flows from Financing Activities
Stock issued on incorporation cost	-	100

Net Cash Used in Operating Activities	-	-

Cash - beginning of period	-	-

Cash - end of period	$-	$-

Supplemental Cash Flow Information

Interest paid	$-	$-

Income taxes paid	$-	$-

(The accompanying notes are an integral part of these interim financial statements)

MODENA 1, INC.

Notes to Interim Financial Statements

April 30, 2005

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

2.

Going Concern Assumption

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US") ("GAAP") with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficiency of $9,250 and has no current revenue stream, these conditions raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's ability to continue as a going concern is contingent upon its ability to complete public equity financing or generate profitable operations in the future. Management's plan in this regard is to secure additional funds through equity financing and through loans made by the Company's shareholder.

MODENA 1, INC.

Notes to Interim Financial Statements

April 30, 2005

(Unaudited)

3.

Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the requirements of item 310 (b) of Regulation S-B. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. There have been no significant changes of accounting policy since January  31, 2005. The results from operations for the interim periods are not indicative of the results expected for the full fiscal year or any future period.

4.

Capital Stock

Authorized

100,000,000

common shares, par value $0.001 per share

April 30,

        October 31,

2005

        2004

Issued

100,000

common shares

$             100              $

 100

Holders of common stock are entitled to one vote for each share held.  There are no restrictions that limit the Company’s ability to pay dividends on its common stock.  The Company has not declared any dividends since incorporation.

MODENA 1, INC.

Notes to Interim Financial Statements

April 30, 2005

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

The Company's current income taxes is as follows:

	Three months	From Inception
	ended	Nov 18, 2003
	April 30,	to April 30,
	2005	2004

Expected income tax recovery at the
statutory rates of 36.62%	$(1,099)	$(311)
Valuation allowance	1,099	311

Provision for income taxes	$-	$-

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

Results of Operation

The Company did not have any operating income from inception (November 18, 2003) through April 30, 2005.  Some general and administrative expenses from associated with legal, accounting and office.

Liquidity and Capital Resources

At April 30, 2005 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted during the period ending, April 30, 2005, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

Date: June 14, 2005

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

Date:   June 14, 2004

/S/ Sang Ho Kim

Sang Ho Kim

CEO

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Modena I, Inc. (the “Company”) for the period ended April 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sang Ho Kim, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly present, in all material respects, the financial condition and results of operations of the Company.

/S/  Sang Ho Kim

Sang Ho Kim

Chief Executive Officer

June  14, 2004