Form 10KSB/A
period 2004-10-31
MODENA I INC
filed 2005-06-23
CIK 1271073

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

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

Toronto, Canada

         CHARTERED ACCOUNTANTS

April 28, 2005                                                              /s/SF Partnership, LPP

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