Form 10QSB
period 2005-09-14
MODENA I INC
filed 2005-09-14
CIK 1271073

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2005

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No.   000-50493

MODENA I INC.

(Exact name of small business issuer as specified in its charter)

Delaware	98-0412431
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes [X] No [  ]

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  Yes [X]  No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of September 14, 2005:   100,000 shares of common stock.

Transitional Small Business Disclosure Format

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

Item 1:

MODENA 1, INC.

INTERIM FINANCIAL STATEMENTS

NINE MONTHS ENDED JULY 31, 2005 AND CUMULATIVE FROM INCEPTION (NOVEMBER 18, 2003) THROUGH JULY 31, 2004

(UNAUDITED)

CONTENTS

Report of Independent Registered Accounting Firm	**1**
Interim Balance Sheets	**2**
Interim Statements of Operations	**3**
Interim Statements of Cash Flows	**4**
Notes to Interim Financial Statements	**5 - 7**

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder of
Modena 1, Inc.

We have reviewed the accompanying balance sheet of **Modena 1, Inc.**, as at July 31, 2005 and the related statements of operations for the nine-month periods ended July 31, 2005, and the statement of cash flows for the nine-month periods ended July 31, 2005. These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet of Modena 1, Inc. as at October 31, 2004, and the related statements of operations, and cash flows for the period then ended from inception (November 18, 2003) to October 31, 2004; the auditor's report on those financial statements includes an explanatory paragraph referring to the matters in Note 2 of those financial statements and indicating that these matters raised substantial doubt about the Company's ability to continue as a going concern. As indicated in Note 2 of the Company's unaudited interim financial statements as of July 31, 2005, the Company was still unable to secure additional funds through equity financing or from the Company's shareholder. The accompanying interim financial information does not include any adjustments that might result from the outcome of this uncertainty.

"SF PARTNERSHIP, LLP"

Toronto, Canada **CHARTERED ACCOUNTANTS**
August 29, 2005

- 1 -

MODENA 1, INC.
Interim Balance Sheets
July 31, 2005 and October 31, 2004
(Expressed in United States Dollars)
(Unaudited)

	July 31, 2005	October 31, 2004
ASSETS		
Current		
Cash	**$ -**	$ -
LIABILITIES		
Current		
Accrued expenses	**$ 9,250**	$ 3,250
STOCKHOLDERS' DEFICIENCY		
Capital Stock (note 4)	**100**	100
Accumulated Deficit	**(9,350)**	(3,350)
	(9,250)	(3,250)
	$ -	$ -

APPROVED ON BEHALF OF THE BOARD

"Sang Ho Kim"

Director

(The accompanying notes are an integral part of these interim financial statements)

- 2 -

MODENA 1, INC.
Interim Statements of Operations
(Expressed in United States Dollars)
(Unaudited)

	Three months ended July 31,	Three months ended July 31,	Nine months ended July 31,	From (Inception) Nov 18, 2003 to July 31,
	2005	2004	**2005**	2004
Revenue	**$ -**	$ -	**$ -**	$ -
Expenses				
Professional fees	**-**	-	**6,000**	-
Office and general	**-**	250	**-**	1,350
	-	250	**6,000**	1,350
Net Loss	**$ -**	$ (250)	**$ (6,000)**	$ (1,350)
Net Loss Per Share:				
Basic and diluted net loss per share	**$ 0.00**	$ 0.00	**$ (0.06)**	$ (0.01)
Weighted average number of shares outstanding - basic and diluted	**100,000**	100,000	**100,000**	100,000

(The accompanying notes are an integral part of these interim financial statements)

- 3 -

MODENA 1, INC.
Interim Statements of Cash Flows
Nine Months Ended July 31, 2005 and the Period from
Inception (November 18, 2003) to July 31, 2004
(Expressed in United States Dollars)
(Unaudited)

		2005		2004
Cash Flows from Operating Activities				
Net loss	$	(6,000)	$	(1,350)
Adjustments to reconcile net loss to net cash used in operating activities:				
Accrued expenses		6,000		1,250
		-		(100)
Cash Flows from Financing Activities				
Stock issued on incorporation		-		100
Net Cash Used in Operating Activities		-		-
Cash - beginning of period		-		-
Cash - end of period	$	-	$	-
Supplemental Cash Flow Information				
Interest paid	$	-	$	-
Income taxes paid	$	-	$	-

(The accompanying notes are an integral part of these interim financial statements)

- 4 -

MODENA 1, INC.
Notes to Interim Financial Statements
July 31, 2005
(Unaudited)

1. History and Organization

Modena 1, Inc. ("the Company"), a Company incorporated in the state of Delaware on November 18, 2003, plans to locate and negotiate with a business entity for the combination of that target company with the Company. The combination is intended to take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company.

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

- 5 -

MODENA 1, INC.
Notes to Interim Financial Statements
July 31, 2005
(Unaudited)

3. Summary of Significant Accounting Policies

Basis of Financial Statement Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the requirements of item 310 (b) of Regulation S-B. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. There have been no significant changes of accounting policy since April 30, 2005. The results from operations for the interim periods are not indicative of the results expected for the full fiscal year or any future period.

4. Capital Stock

Authorized
100,000,000 common shares, par value $0.001 per share

	July 31, 2005	October 31, 2004
Issued		
100,000 common shares	**$ 100**	$ 100

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.

- 6 -

MODENA 1, INC.
Notes to Interim Financial Statements
July 31, 2005
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

The Company's current income taxes is as follows:

		Three months ended July 31, 2005		Three months ended July 31, 2004
Expected income tax recovery at the statutory rates of 36.62%	**$**	-	$	(92)
Valuation allowance		-		92
Provision for income taxes	**$**	-	$	-

The components of deferred income taxes are as follows:

		July 31, 2005		October 31, 2004
Deferred income tax assets:				
Net operating loss carryforwards	**$**	**3,424**	$	1,227
Valuation allowance		**(3,424)**		(1,227)
Deferred income taxes	**$**	-	$	-

The Company has tax losses available to be applied against future years income. Due to the losses incurred in the current year and expected future operating results, management determined that it is more likely than not that the deferred tax asset resulting from the tax losses available for carryforward will not be realized through the reduction of future income tax payments. Accordingly a 100% valuation allowance has been recorded for deferred income tax assets.

As of July 31, 2005, the Company had $9,350 of federal and state net operating loss carryforwards available to offset future taxable income; such carryforwards expire in various years through 2024.

- 7 -

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

Results of Operation

The Company did not have any operating income from inception (November 18, 2003) through July 31, 2005.  Some general and administrative expenses from associated with legal, accounting and office.

Liquidity and Capital Resources

At July 31, 2005 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted during the period ending, July 31, 2005, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

MODENA I, INC.

Registrant

Date: September 14, 2005                                                                 By: /s/   Sang Ho Kim

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

Date:   September 14, 2005

/S/ Sang Ho Kim

Sang Ho Kim

CEO

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Modena I, Inc. (the “Company”) for the period ended July 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sang Ho Kim, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly present, in all material respects, the financial condition and results of operations of the Company.

/S/  Sang Ho Kim

Sang Ho Kim

Chief Executive Officer

September 14, 2005