Form 10KSB
period 2005-10-31
MODENA I INC
filed 2006-01-31
CIK 1271073

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2005

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

Yes [X] No [  ]

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  Yes [X]  No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of  January 27, 2006:   100,000 shares of common stock.

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

MODENA 1, INC.

FINANCIAL STATEMENTS

OCTOBER 31, 2005 AND 2004

CONTENTS

Report of Independent Registered Accounting Firm

1

Balance Sheet

2

Statement of Operations

3

Statement of Changes in Stockholders' Deficit

4

Statement of Cash Flows

5

Notes to Financial Statements

       6 - 11

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Modena 1, Inc.
(A Devlopment Stage Company)

We have audited the accompanying balance sheet of Modena 1, Inc. (a Delaware corporation in the development stage) as of October 31, 2005 and 2004 and the related statements of operations, stockholder's deficit and cash flows for the years then ended and for the period from November 18, 2003 (Inception) through October 31, 2005.   These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Modena 1, Inc. as of October 31, 2005 and 2004, and the results of its operations and cash flows for the years then ended and for the period from November 18, 2003 (Inception) through October 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company has incurred losses, and has negative working capital, which raises substantial doubt about its ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 5. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Toronto, Canada

CHARTERED ACCOUNTANTS
January 3, 2006

-  1  -

MODENA I, INC.
(A DEVELOPMENT STAGE COMPANY)
Balance Sheet
October 31, 2005
(Expressed in United States Dollars)

	2005	2004
ASSETS
Current
Cash	$ -	$ -
Total Assets	$ -	$ -

LIABILITIES
Current
Accrued Liabilities	$ 5,538	$ 3,250
Due to Related Party	6,466
Total Liabilities	12,004	3,250

STOCKHOLDERS' DEFICIT

Capital Stock (note 4)	100	100
Accumulated Deficit	(12,104)	(3,350)
Total Stockholders' Deficit	(12,004)	(3,250)
Total Liabilities and Total Stockholders' Deficit	$ -	$ -

(See accompanying notes to the financial statements)

MODENA I, INC.
(A DEVELOPMENT STAGE COMPANY)
Statement of Operations
For the Years Ended October 31, 2005 and 2004, and Cumulative from November 18, 2003 (Inception) Through October 31, 2005

			November 18, 2003 (Inception) to October 31,
	2005	2004	2005

Revenue	$ -	$ -	$ -

Expenses
Professional fees	5,538	2,000	7,538
Office and general	3,216	1,350	4,566

Total Operating Expenses	8,754	3,350	12, 104

Loss Before Income Taxes	(8,754)	(3,350)	(12,104)

Provision for Income Taxes	-	-	-

Net Loss	$ (8,754)	$ (3,350)	$ (12,104)

Foreign Currency Translation	$ -	$ -	$ -

Comprehensive Loss	$ (8,754)	$ (3,350)	$ (12,104)

Loss per weighted average number of shares outstanding during the periods- basic and diluted	$ (0.09)	$ (0.03)

Weighted average number of shares outstanding - basic and diluted	100,000	100,000

(See accompanying notes to the financial statements)

-  3  -

MODENA I, INC.
(A DEVELOPMENT STAGE COMPANY)
Statement of Changes in Stockholders' Deficit
For the Years Ended October 31, 2005 and 2004, and Cumulative from November 18, 2003 (Inception) Through October 31, 2005

	Number of Shares	Capital Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Stockholders' Deficit
Stock issued on acceptance of incorporation expenses on November 18, 2003	100,000	$ 100	$ -	$ -	$ 100
Net loss	-	-	(3,350)	-	(3,350)
Balance, October 31, 2004	`100,000	$ 100	$ (3,350)	$ -	$ (3,250)

Net loss			(8,754)	-	(8,754)

Balance, October 31, 2005	100,000	$ 100	$ (12,104)	$ -	$ (12,004)

(See accompanying notes to the financial statements)

-  4  -

MODENA I, INC.
(A DEVELOPMENT STAGE COMPANY)
Statement of Cash Flows
For the Years Ended October 31, 2005 and 2004, and Cumulative from November 18, 2003 (Inception) Through October 31, 2005

			November 18, 2003 (Inception) to October 31,
	2005	2004	2005

Cash Flows from Operating Activities

Net loss	$ (8,754)	$ (3,350)	$ (12,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued Liabilities	2,288	3,250	5,538
Office and General	6,466	-	6,466

Cash flows provided by (used in) operating activities	-	(100)	(100)

Cash Flows from Financing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common shares	-	100	100

Cash - beginning of year	-	-	-

Cash - end of year	$ -	$ -	$ -

Supplemental Cash Flow Information

Interest paid	$ -	$ -	$ -

Income taxes paid	$ -	$ -	$ -

(See accompanying notes to the financial statements)

MODENA I, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
October 31, 2005 and 2004

1.

History and Organization

Modena 1, Inc. ("the Company"), a development stage Company incorporated in the state of Delaware as of November 18, 2003, plans to locate and negotiate with a business entity for the combination of that target company with the Company.  The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange.  In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.  No assurances can be given that The Company will be successful in locating or negotiating with any target company.

The Company has been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

The Company has adopted its fiscal year end to be October 31.

2.

Going Concern Assumption

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("IJS")("GAAP") with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $12,004 and has no current revenue stream. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might he necessary should the Company be unable to continue as a going concern.

The Company's ability to continue as a going concern is also contingent upon its ability to complete public equity financing or generate profitable operations in the future. Management's plan in this regard is to secure additional funds through equity financing and through loans made by the Company's shareholder.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

-  6  -

MODENA I, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
October 31, 2005 and 2004

3.

Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with US GAAP, and their basis of application is consistent with that of the previous year. Outlined below are those policies considered particularly significant:

a)

Unit of Measurement

The United States currency is being used as the unit of measurement in these financial statements

Fair Value of Financial Instruments

As of October 31, 2005 and 2004, the carrying value of accrued expenses approximate their fair value due to the short-term maturity of such instruments.

c)

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to he realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

d)

Earnings or Loss Per Share

The Company adopted FAS No.128, "Earnings per Share" which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

There were no dilutive financial instruments for the years ended October 31, 2005 and 2004.

-  7  -

MODENA I, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
October 31, 2005 and 2004

3.

Summary of Significant Accounting Policies (cont'd)

e)

Foreign Currency Translation

The Company accounts for foreign currency translation pursuant to SFAS No. 52, "Foreign Currency Translation". The Company's functional currency is the Canadian dollar. All assets and liabilities are translated into United States dollars using the exchange rates prevailing at the end of the year. Revenues and expenses are translated using the average exchange rates prevailing throughout the year.

Unrealized foreign exchange amounts resulting from translations at different rates according to their nature are included in accumulated other comprehensive income.

Realized foreign currency transaction gains and losses are recognized in operations.

f)

Comprehensive Loss or Income Discussion and Policy

The Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income is presented in the statements of stockholder's equity, and consists of net loss and unrealized gains (loss) on available for sale marketable securities; foreign currency translation adjustments and changes in market value of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. SFAS No. 130 requires only additional disclosures in the financial statements and does not affect the Company's financial position or results of operations.

g)

Concentration of Credit Risk

SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk", requires disclosure of any significant off-balance sheet risk and credit risk concentration.  The Company does not have significant off-balance sheet risk or credit concentration.

h)

Use of Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from estimates, although management does not believe such changes will materially affect the financial statements in any individual year.

4.

-  8  -

MODENA I, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
October 31, 2005 and 2004

3.

Summary of Significant Accounting Policies (cont'd)

i)

Recent Accounting Pronouncements

In March 2005, the FASB issued FSP No. 46(R) 5, "Implicit Variable Interests under FASB Interpretation No. ("FIN") 46 (revised December 2003), Consolidation of Variable Interest Entities" ("FSP FIN 46R 5"). FSP FIN 46R 5 provides guidance for a reporting enterprise on whether it holds an implicit variable interest in Variable Interest Entities ("VIEs") or potential VIEs when specific conditions exist. This FSP is effective in the first period beginning after March 3, 2005 in accordance with the transition provisions of FIN 46 (Revised 2003), "Consolidation of Variable Interest Entities   an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46R"). The Company has determined that the adoption of FSP FIN 46R 5 will not have an impact on its results of operations and financial condition.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Early adoption of this interpretation is encouraged. As FIN 47 was recently issued, the Company has not determined whether the interpretation will have a significant effect on its financial position or results of operations.

-  9  -

MODENA I, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
October 31, 2005 and 2004

.

Summary of Significant Accounting Policies (cont'd)

i)

Recent Accounting Pronouncements (cont'd)

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"), which replaces Accounting Principles Board ("APB") Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements   An Amendment of APB Opinion No. 28". SFAS No. 154 provides guidance on the accounting for and reporting of changes in accounting principles and error corrections. SFAS No. 154 requires retrospective application to prior period financial statements of voluntary changes in accounting principle and changes required by new accounting standards when the standard does not include specific transition provisions, unless it is impracticable to do so. SFAS No. 154 also requires certain disclosures for restatements due to correction of an error. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005, and is required to be adopted by the Company as of January 1, 2006. The impact that the adoption of SFAS No. 154 will have on the Company's results of operations and financial condition will depend on the nature of future accounting changes adopted by the Company and the nature of transitional guidance provided in future accounting pronouncements.

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

-  10  -

MODENA I, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
October 31, 2005 and 2004

5.

Income Taxes

The Company has paid no federal or state income taxes.  As of October 31, 2005, the Company had net operating loss carryforwards of $12,104 which, if unused, will begin to expire in 2023.  The tax effect of the operating loss carryforwards and temporary differences at October 31, 2005 and 2004 are as follows:

	2005	2004

Deferred income tax assets
Net operating loss carryforwards	$ 3,206	1,227
Valuation allowance	(3,206)	(1,227)

Deferred income taxes	$ -	-

The following is the reconciliation of the income tax benefit computed using the federal statutory rate to the provision for income taxes:

	2005	2004

Expected income tax recovery at the statutory rates
of 36.62%	$ (3,206)	(1,227)
Valuation allowance	3,206	1,227

Provision for income taxes	$ -	-

6.

Related Party Transactions

All related party transactions are recorded at their exchange amounts.  During 2005, the Company entered into the following transactions with a stockholder.  The stockholder paid on behalf of the Company $2,725  for auditing fees and $3,741 for filing fees and franchise taxes.

7.

Contingent Liabilities and Commitments

On September 29, 2005 the Company signed a Letter of Intent to enter into a Business Combination Transaction with an Alberta Business Corporations Act corporation.  As of December 5, 2005, the Letter of Intent had not been converted into a formal agreement.

-  11  -

MODENA 1, INC.

Notes to Financial Statements

October 31, 2005

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

Results of Operation

The Company did not have any operating income from inception (November 18, 2003) through October 31, 2005.  Some general and administrative expenses from associated with legal, accounting and office.

Liquidity and Capital Resources

At October 31, 2005 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

MODENA 1, INC.

Notes to Financial Statements

October 31, 2005

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

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted during the period ending, October 31, 2005, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5.   Other Information

None

Item 6. Exhibits and Reports on Form 8-K

MODENA 1, INC.

Notes to Financial Statements

October 31, 2005

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

Date: January 27, 2006

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

Date:   January 27, 2006

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

January 27, 2006