Form 10KSB/A
period 2005-10-31
MODENA I INC
filed 2006-06-16
CIK 1271073

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

Yes [  ]  No [X]

TABLE OF CONTENTS

PART I

ITEM 1.

Description Of Business

3

ITEM 2.

Description Of Properties

7

ITEM 3.

Legal Proceedings

8

ITEM 4.

Submission Of Matters To A Vote Of Security Holders

8

PART II

ITEM 5.

Market For Common Equity And Related Stockholder Matters

8

ITEM 6.

Management’s Discussion and Analysis of Financial Condition

8

ITEM 7.

Financial Statements

10

ITEM 8A.

Control and Procedures

23

ITEM 8B.

Other Information

24

PART III

ITEM 9.

Directors, Executive Officers, Promoters And Control Persons,

Compliance With Section 16(a) Of The Exchange Act

25

ITEM 12.

Certain Relationships And Related Transactions

25

ITEM 13.

Index To Exhibits and Reports On Form 8-K

25

ITEM 14.

Principal Accountant Fees and Services

30

Signatures

31

ITEM 1.    Description of Business.

General

Matters discussed in this document may constitute forward-looking statements. The Private Securities Litigation Reform Act of 1995 provides safe harbor protections for forward-looking statements in order to encourage companies to provide prospective information about their businesses. Forward-looking statements include statements concerning plans, objectives, goals, strategies, future events or performance, and underlying assumptions and other statements, which are other than statements of historical facts.

Modena 1, Inc. desires to take advantage of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 and is including this cautionary statement in connection with this safe harbor legislation. This document and any other written or oral statements made by us or on our behalf may include forward-looking statements, which reflect our current views with respect to future events and financial performance. The words “believe,” “expect,” “anticipate,” “intends,” “estimates,” “forecast,” “project” and similar expressions identify forward-looking statements.

The forward-looking statements in this document are based upon various assumptions, many of which are based, in turn, upon further assumptions, including without limitation, management’s discussion and analysis or plan of operations. Although we believe that these assumptions were reasonable when made, these statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our management’s view only as of the date of this report.

Historical

Modena 1, Inc. was incorporated on November 18, 2003 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.  We have been in the developmental stage since inception and have no operations to date other than issuing shares to our only shareholder.

We will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will normally take the form of a merger, stock- for-stock exchange or stock-for-assets exchange. In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that we will be successful in locating or negotiating with any target company.

We have been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

Perceived Benefits.

There are certain perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include the following:

     *    the ability to use registered securities to make acquisitions of assets or businesses;

     *    increased visibility in the financial community;

     *    the facilitation of borrowing from financial institutions;

     *    improved trading efficiency;

     *    shareholder liquidity;

     *    greater ease in subsequently raising capital;

     *    compensation of key employees through stock options for which there may be a market valuation;

     *    enhanced corporate image;

     *    a presence in the United States capital market.

Potential Target Companies.

A business entity, if any, which may be interested in a business combination with us may include the following:

     *    a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

     *    a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

     *    a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;

     *    a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

     *    a foreign company which may wish an initial entry into the United States securities market;

     *    a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified
            Employee Stock Option Plan;

     *    a company seeking one or more of the other perceived benefits of becoming a public company.

A business combination with a target company will normally involve the transfer to the target company of the majority of the issued and outstanding common stock of the Company, and the substitution by the target company of its own management and board of directors.

No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target company.

Risk Factors

Our business is subject to numerous risk factors, including the following:

No Operating History or Revenue and Minimal Assets.

We have had no operating history nor any revenues or earnings from operations.  We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in us incurring a net operating loss which will increase continuously until we can consummate a business combination with a target company. There is no assurance that we can identify such a target company and consummate such a business combination.

Speculative Nature of The Company's Proposed Operations.

The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While management will prefer business combinations with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business combination, of which there can be no assurance, the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control.

Scarcity of and Competition for Business Opportunities and Combinations.

We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than us and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

Impracticability of Exhaustive Investigation; Failure to Meet Its Fiduciary Obligations.

Our limited funds and the lack of full-time management will likely make it impracticable to conduct a complete and exhaustive investigation and analysis of a target company. The decision to enter into a business combination, therefore, will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if we had more funds available to it, would be desirable. We will be particularly dependent in making decisions upon information provided by the principals and advisors associated with the business entity seeking our participation. Management may not be able to meet its fiduciary obligation to us and our stockholders due to the impracticability of completing thorough due diligence of a target company. By its failure to complete a thorough due diligence and exhaustive investigation of a target company, we are more susceptible to derivative litigation or other stockholder suits. In addition, this failure to meet our fiduciary obligations increases the likelihood of plaintiff success in such litigation.

No Agreement for Business Combination or Other Transaction - No Standards For Business Combination - Managements Sole Discretion Regarding Business Combination.

We have no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Abraham Pierce is our sole officer, director and controlling shareholder and as such has complete control and discretion with regard to our business and affairs. Mr. Pierce has complete discretion whether we will enter into a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by us. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria which we will require a target company to have achieved, or without which we would not consider a business combination with such business entity. Accordingly, we may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

Continued Management Control, Limited Time Availability.

While seeking a business combination, management anticipates devoting only a limited amount of time per month to our business. Our sole officer has not entered into a written employment agreement with us and he is not expected to do so in the foreseeable future. We have not obtained key man life insurance on our officer/director. Notwithstanding the combined limited experience and time commitment of management, loss of the services of this individual would adversely affect development of our business and likelihood of continuing operations.

Conflicts of Interest--General.

Our officer and director may participate in other business ventures which may compete directly with the Company. Additional conflicts of interest and non-arms length transactions may also arise in the future. Management has adopted a policy that we will not seek a business combination with any entity in which any member of management serves as an officer, director or partner, or in which they or their family members own or hold any ownership interest. See “ITEM 5”.

Reporting Requirements May Delay or Preclude Acquisition.

Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires companies subject thereto to provide certain information about significant acquisitions including audited financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such financial statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by us. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Lack of Market Research or Marketing Organization.

We have neither conducted, nor have others made available to it, market research indicating that demand exists for the transactions contemplated by us. Even in the event demand exists for a transaction of the type contemplated by us, there is no assurance we will be successful in completing any such business combination.

Lack of Diversification.

Our proposed operations, even if successful, will in all likelihood result in our engaging in a business combination with only one target company.  Consequently, our activities will be limited to those engaged in by the business entity which we will merge with or acquire. Our inability to diversify its activities into a number of areas may subject us to economic fluctuations within a particular business or industry and therefore increase the risks associated with our operations.

Regulation Under Investment Company Act.

Although we will be subject to regulation under the Exchange Act, management believes we will not be subject to regulation under the Investment Company Act of 1940, insofar as we will not be engaged in the business of investing or trading in securities. In the event we engage in business combinations which result in us holding passive investment interests in a number of entities, we could be subject to regulation under the Investment Company Act of 1940. In such event, we would be required to register as an investment company and could be expected to incur significant registration and compliance costs. We have obtained no formal determination from the Securities and Exchange Commission as to our status under the Investment Company Act of 1940 and, consequently, any violation of such Act could subject us to material adverse consequences.

Probable Change in Control And Management.

A business combination involving the issuance of our common stock will, in all likelihood, result in shareholders of a target company obtaining a controlling interest in the Company. Any such business combination may require our shareholder to sell or transfer all or a portion of their common stock. The resulting change in control of the Company will likely result in removal of the present officer and director of the Company and a corresponding reduction in or elimination of his participation in the future affairs of the Company.

Reduction of Percentage Share Ownership Following Business Combination.

Our primary plan of operation is based upon a business combination with a business entity which, in all likelihood, will result in our issuing securities to shareholders of such business entity. The issuance of previously authorized and unissued common stock of the Company would result in reduction in percentage of shares owned by our present shareholder and would most likely result in a change in control of our management.

Taxation.

Federal and state tax consequences will, in all likelihood, be major considerations in any business combination we may undertake. Currently, such transactions may be structured so as to result in tax-free treatment to both companies, pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target company; however, there can be no assurance that such business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes which may have an adverse effect on both parties to the transaction.

Possible Reliance Upon Unaudited Financial Statements.

We will require audited financial statements from any business entity we propose to acquire. No assurance can be given, however, that audited financials will be available to us prior to a business combination. In cases where audited financials are unavailable, we will have to rely upon unaudited information that has not been verified by outside auditors in making our decision to engage in a transaction with the business entity. The lack of the type of independent verification which audited financial statements would provide increases the risk that we, in evaluating a transaction with such a target company, will not have the benefit of full and accurate information about the financial condition and operating history of the target company. This risk increases the prospect that a business combination with such a business entity might prove to be an unfavorable one for us.

ITEM 2.  Description of Properties

The Company does not currently hold interests in any properties.

The Company presently operates from office space provided on a rent-free basis by the president of the Company. In the event that this space becomes unavailable in the future, the Company will seek to lease office space from an unaffiliated party at prevailing competitive rates.

ITEM 3.  Legal Proceedings

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5: Market for Common Equity and Related Stockholder Matters

Market Information

The common stock of the Company has never been traded.  It has not yet obtained a trading symbol.

Holders

All 100,000 shares of outstanding stock are controlled by Sang-Ho Kim, the Company's sole officer and director.

Dividends

The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future.  The Company does not have income.

ITEM 6: Management’s Discussion and Analysis of Plan of Operation

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

ITEM 7. Financial Statements

MODENA 1, INC.

FINANCIAL STATEMENTS

OCTOBER 31, 2005 AND 2004

CONTENTS

Report of Independent Registered Accounting Firm

11

Balance Sheet

12

Statement of Operations

13

Statement of Changes in Stockholders' Deficit

14

Statement of Cash Flows

15

Notes to Financial Statements

       16 - 22

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

4.

Capital Stock

Authorized

100,000,000 common shares, par value $0.001 per share

Issued	2005	2004
100,000 common shares	$ 100	$ 100

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

ITEM 8A: Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely.  Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and (as defined in accordance with section 240.13a-15e or section 240.15d-15e of the Exchange Act Rules) as of October 31, 2005.   Based upon that evaluation (the evaluation of the controls and procedures was required by paragraph (b) of section 240.13a-15 or 240.15d-15 of the Exchange Act Rules) the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our Company required to be disclosed in our periodic filings with the SEC.

(b)  Changes in internal controls.

Our Certifying Officer has indicated that there were no significant changes in our internal controls or other factors that could significantly affect such controls subsequent to the date of this evaluation, and there were no such control actions with regard to significant deficiencies and material weaknesses.

ITEM 8B.  Other Information

None

PART III

ITEM 9.

Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Directors and Officers

We have one Director and Officer as follows:

Name                              Age                 Position

Sang-Ho Kim                  41                   President/CEO/Director

There are no agreements or understandings for the officer or director to resign at the request of another person and the above-named officer and director is not acting on behalf of nor will act at the direction of any other person.

Set forth below is the name of our director and officer, all positions and offices with the Company held, the period during which he has served as such, and the business experience during at least the last five years:

Sang-Ho Kim, B.SC, P. Eng., President and Chairman:

Sang-Ho Kim acquired all of the outstanding common shares of the Company on May 12, 2004.  Mr. Kim was the former President and Chairman of Edgetech Services Inc. for 7 years and co-founder of Edgetech Services Inc.  He was primarily responsible for building Edgetech Services from a 3-person startup to a successful consulting practice.

From 1993 through 1998, Mr. Kim was Electronic Commerce Manager and Project Manager for Groupe Schneider Canada and Schneider Electric Canada. As such he supervised engineering and programming staff, coordinated the IT needs of varying departments, implemented electronic data interfaces and more.

Significant Employees

No disclosure necessary.

Family Relationships.

No disclosure necessary.

Involvement in Legal Proceedings

No disclosure necessary.

Compliance with Section 16a of the Exchange Act

Based on a review of Forms 3, 4 and 5 furnished to the Registrant in its most recent fiscal year, the Company is not aware of any delinquent filings outstanding.

ITEM 12.  Certain Relationships and Related Transactions.

No disclosure necessary.

ITEM 13.  Exhibits and Reports on Form 8K.

a)

Exhibits

(3)

(i)  Articles of Incorporation

(1)

(ii)  Bylaws.

(1)

(14)

Code of Ethics

(16)

Letter re: change in certifying accountant.

(2)

(31)

Rule 13a-14(a)/15d-14(a) Certifications

(i)  Certification of Sang-Ho Kim

(32)

Certification  Pursuant To The Sarbanes-Oxley Act 18 U.S.C. Section 1350 As

Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(i)  Certification of Sang-Ho Kim

(1)

Incorporated by reference to previous filing

(2)

These items have been previously filed

b)

Reports on Form 8-K

Form 8-K Filed on June 1, 2004 reporting change of control of Registrant.

Form 8-K Filed on May 7, 2004 reporting change of control of Registrant.

Form 8-K Filed on April 13, 2005 reporting change of Certifying Accountant.

Exhibits

Exhibit 14

MODENA 1, INC.

CODE OF ETHICS

FOR PRESIDENT, CEO AND SENIOR FINANCIAL OFFICERS

1.

The President, CEO and all senior financial officers are responsible for full, fair, accurate, timely and understandable disclosure in the periodic reports required to be filed by the Company with the SEC.  Accordingly, it is the responsibility of the President, CEO and each senior financial officer promptly to bring to the attention of the Disclosure Committee (or in the event that the Company has not established a Disclosure Committee, to the Board of Directors) any material information of which he or she may become aware that affects the disclosures made by the Company in its public filings or otherwise assist the Disclosure Committee in fulfilling its responsibilities.

2.

The President, CEO and each senior financial officer shall promptly bring to the attention of the Disclosure Committee and the Audit Committee (or in the event that the Company has not established an audit committee, to the Board of Directors) any information he or she may have concerning (a) significant deficiencies in the design or operation of internal controls which could adversely affect the company’s ability to record, process, summarize and report financial data or (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s financial reporting, disclosures or internal controls.

3.

The President, CEO and each senior financial officer shall promptly bring to the attention of the General Counsel, President, or the CEO and to the Audit Committee any information he or she may have concerning any actual or apparent conflicts of interest between personal and professional relationships, involving any management or other employees who have a significant role in the Company’s financial reporting, disclosures or internal controls.

4.

The President, CEO and each senior financial officer shall promptly bring to the attention of the General Counsel, President, or the CEO and to the Audit Committee any information he or she may have concerning evidence of a material violation of the securities or other laws, rules or regulations applicable to the Company and the operation of its business, by the Company or any agent thereof, or of violation of these procedures.

5.

The Board of Directors shall determine, or designate appropriate persons to determine, appropriate actions to be taken in the event of violations of these procedures by the President, CEO and the Company’s senior financial officers.  Such actions shall be reasonably designed to deter wrongdoing and to promote accountability for adherence to these procedures, and shall include written notices to the individual involved that the Board has determined that there has been a violation, censure by the Board, demotion or re-assignment of the individual involved, suspension with or without pay or benefits (as determined by the Board) and termination of the individual’s employment.  In determining what action is appropriate in a particular case, the Board of Directors or such designee shall take into account all relevant information, including the nature and severity of the violation, whether the violation appears to have been intentional or inadvertent, whether the individual in question had been advised prior to the violation as to the proper course of action and whether or not the individual in questions had committed other violations in the past.

Exhibit 31

CERTIFICATIONS

I, Sang-Ho Kim certify that:

1.

I have reviewed this Form 10KSB of Modena 1, Inc.;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4.

The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5.

The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: June 14, 2006

/s/ Sang-Ho Kim

_______________________

Sang-Ho Kim

President and CEO

Exhibit 32

CERTIFICATION  PURSUANT TO THE SARBANES-OXLEY ACT

18 U.S.C. SECTION 1350

AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

I, Sang-Ho Kim, President and Chief Executive Officer of Modena 1, Inc. (the “Company”) do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.  This Annual Report on 10KSB of the Company for the period ended October 31, 2005 as filed with the Securities and Exchange Commission (the “report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: June 14, 2006

/s/ Sang-Ho Kim

_______________________

Sang-Ho Kim

President and Chief Executive Officer

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended October 31, 2005 and 2004 were $2,365 and $ 1,360 respectively.

Audit Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit of the Company’s financial statements.

Tax Fees

The Company incurred no fees during the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

The Company incurred fees during the last two fiscal years ended October 31, 2005 and 2004 were $4,961 and $1,250 for services rendered by the Company’s principal accountants relating to the preparation of quarterly financial statements for inclusion in the Company's quarterly reports on Form 10QSB.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

No disclosure necessary.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MODENA 1, INC.
Registrant

Date:

June 14, 2006

By:

/s/ Sang Ho Kim
_______________________
Sang Ho Kim
President, Chief Executive Officer,
Chief Financial Officer