Form 10QSB
period 2006-01-31
MODENA I INC
filed 2006-07-17
CIK 1271073

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2006

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

Yes [X] No [  ]

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  Yes [X]  No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of  March 14, 2006:   100,000 shares of common stock.

Transitional Small Business Disclosure Format

Yes [  ]  No [X]

TABLE OF CONTENTS

PART I -  FINANCIAL INFORMATION

Item 1.  Financial Statements

  3

Item 2.  Management’s Discussion and Analysis of Financial Condition

12

Item 3.  Control and Procedures

13

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

13

Item 2.  Changes in Securities and use of proceeds

13

Item 3.  Defaults Upon Senior Securities

13

Item 4.  Submission of Matters to a Vote of Security Holders

13

Item 5.  Other Information

13

Item 6.  Exhibits and Reports on Form 8-K

14

SIGNATURES

15

MODENA 1, INC.
(A DEVELOPMENT STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED JANUARY 31, 2006, AND 2005

UNAUDITED

CONTENTS

Interim balance sheet

4

Interim Statements of Operations

5

Interim Statements of Cash Flows

6

Notes to Interim Financial Statements

7-11

MODENA 1, INC.

(A DEVELOPMENT STAGE COMPANY)

Interim Balance Sheet

January 31, 2006

Unaudited

ASSETS
Current	$ -

Total Assets	$ -

LIABILITIES
Current
Accounts payable and accrued liabilities	$ 7,446
Due to related party	6,874

Total Current Liabilities	14,320

Total Liabilities	14,320

STOCKHOLDER'S DEFICIT
Capital Stock (note 4)	100

Accumulated Other Comprehensive Loss	(628)

Deficit Accumulated During the Development Stage	(13,792)

Total Stockholder's Deficit	(14,320)

Total Liabilities and Stockholder's Deficit	$ -

(See accompanying notes to the financial statements)

MODENA 1, INC.

(A DEVELOPMENT STAGE COMPANY)

Interim Statements of Operations

For the Three Months Ended January 31, 2006 and 2005, and Cumulative from

November 18, 2003 (Date of Inception) Through January 31, 2006

Unaudited

		November 18, 2003
			(Date of Inception)
	Three Months	Three Months	Through
	Ended	Ended	January 31,
		2005	2006

Revenue	$-	$-	$-

Expenses
Professional fees	1,688	3,000	9,226
General and administrative	-	-	4,566

Total Expenses	1,688	3,000	13,792

Loss from Operations	(1,688)	(3,000)	(13,792)

Provision for income taxes	-	-	-

Net Loss	(1,688)	(3,000)	(13,792)

Foreign currency translation	(628)	-	(628)

Comprehensive Loss	$(2,316)	$(3,000)	$(14,420)

Loss per Share - Basic and Diluted	$(0.02)	$(0.03)

Weighted Average Number of Shares
Outstanding, During the periods -
Basic and Diluted	100,000	100,000

(See accompanying notes to the financial statements)

MODENA 1, INC.

(A DEVELOPMENT STAGE COMPANY)

Interim Statements of Cash Flows

For the Three Months Ended January 31, 2006 and 2005, and Cumulative from

November 18, 2003 (Date of Inception) Through January 31, 2006

Unaudited

			November 18, 2003
			(Date of Inception)
Three Months		Three Months	Through
	Ended	Ended	January 31,
		2005	2006

Cash Flows from Operating Activities

Net loss	$(1,688)	$(3,000)	$(13,792)
Changes in assets and liabilities
Accounts payable and accrued liabilities	1,908	3,000	7,446

Cash flows provided by operating activities	220	-	6,346

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	100
Advances from related company	408	-	6,874

Cash flows provided by financing activities	408	-	6,974

Effect of Exchange Rate Changes on Cash	(628)	-	(628)

Net Increase in Cash	-	-	-

Cash - beginning of period	-	-	-

Cash - end of period	$-	$-	$-

Supplemental Cash Flow Information

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

(See accompanying notes to the financial statements)

MODENA 1, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

January 31, 2006 and 2005

Unaudited

1.

History, Organization, and Development Stage Activities

Modena 1, Inc. (the "Company"), a development stage company was incorporated in the state of Delaware on November 18, 2003, and plans to locate and negotiate with a business entity for the combination of that target company with the Company. The business combination may take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. The target company may structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. Currently, the company has no operations or prospects with which to complete a business combination.

The Company has been formed to provide a method for a foreign or domestic non-public company to become an SEC reporting (publicly-traded) company whose securities are qualified for trading in the United States securities markets.

The Company has adopted a fiscal year end of October 31.

2.

Going Concern Assumption

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $14,320, and has no current operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

The Company's ability to continue as a going concern is also contingent upon its ability to complete certain capital formation activities and generate working capital from operations in the future. Management's plan in this regard is to secure additional capital through equity financing activities, and from loans made by the Company's stockholder.

The accompanying financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

MODENA 1, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

January 31, 2006 and 2005

Unaudited

3.

Summary of Significant Accounting Policies

a)

Basis of Financial Statement Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the requirements of item 310 (b) of Regulation S-B. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. There have been no significant changes of accounting policy since October 31, 2005. The results from operations for the interim periods are not indicative of the results expected for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report to stockholders on Form 10-KSB for the fiscal year ended October 31, 2005, as filed with the Securities and Exchange Commission.

b)

Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accountant Standards ("SFAS") No. 156, Accounting for Servicing of Financial Assets, which amends FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In a significant change to current guidance, the Statement of Financial Accountant Standards ("SFDS") No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the impact, if ally, that the new pronouncement will have on its financial statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140. This Statement permits fair value of remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

MODENA 1, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

January 31, 2006 and 2005

Unaudited

3.

Summary of Significant Accounting Policies (cont’d)

b)

Recent Accounting Pronouncements (cont’d)

SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the impact, if any, that the new pronouncement will have on its financial statements.

In December 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, Accounting Changes and Error Corrections--a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The company is currently reviewing the impact, if any, that the new pronouncement will have on it's financial statement.

In July 2005, the FASB issued an exposure draft of a proposed interpretation, Accounting for Uncertain Tax Positions-an Interpretation of FASB Statement No. 109 ("SFAS No. 109"). This interpretation would apply to all open tax positions accounted for in accordance with SFAS No. 109, including those acquired in business combinations. It is a proposed asset recognition approach to apply a dual threshold for uncertain tax positions. The interpretation would allow the recognition of a tax benefit when it is probable that it could be sustained upon audit. The interpretation defines "probable" as it is defined in SFAS No. 5, "Accounting for Contingencies." FASB has not established an effective date for the interpretation. The Company is currently reviewing the impact, if any, that the proposed guidance will have on its financial statements.

MODENA 1, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

January 31, 2006 and 2005

Unaudited

3.

Summary of Significant Accounting Policies (cont’d)

b)

Recent Accounting Pronouncements (cont’d)

In March 2005, the FASB issued FSP No. 46(R)-5, "Implicit Variable Interests under FASB Interpretation No. ("FIN") 46 (revised December 2003), Consolidation of Variable Interest Entities" ("FSP FIN 46R-5"). FSP FIN 46R-5 provides guidance for a reporting enterprise on whether it holds an implicit variable interest in Variable Interest Entities ("VIEs") or potential VIES when specific conditions exist. This FSP is effective in the first period beginning after March 3, 2005 in accordance with the transition provisions of FIN 46 (Revised 2003), "Consolidation of Variable Interest Entities - an Interpretation of Accounting Research Bulletin No. 51" ("FIN 46R"). The Company has determined that the adoption of FSP FIN 46R-5 will not have an impact on its results of operations and financial condition. In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 153, "Exchanges of Non-monetary Assets, an amendment of Accounting Principles Board ("APB") Opinion No. 29". SFAS No. 1.53 replaces the exception from fair value measurement in APB Opinion No. 29 for non-monetary exchanges of similar productive assets with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is to be applied prospectively, and is effective for non-monetary asset exchanges occurring in fiscal periods after the December 2004 issuance of SFAS No. 153. The Company does not believe the impact of adoption of SFAS No. 153 will be significant to the overall results of operations or financial position.

In March 2005, the FASB issued Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), which will result in (a) more consistent recognition of liabilities relating to asset retirement obligations, (b) more information about expected future cash outflows associated with those obligations, and (c) more information about investments in long lived assets because additional asset retirement costs will be recognized as part of the carrying amounts of the assets. FIN 47 clarifies that the term "conditional asset retirement obligation" as used in SFAS 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and/or method of settlement. Uncertainty about the timing and/or method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. Early adoption of this interpretation is encouraged. As FIN 47 was recently issued, the Company has not determined whether the interpretation will have a significant impact on its financial position or results of operations.

MODENA 1, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

January 31, 2006 and 2005

Unaudited

4.

Capital Stock

Authorized

100,000,000 common shares, par value $0.001 per share

Issued

100,000 common shares

$         100

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.

5.

Related Party Transactions

During the first three months of fiscal 2006 there were no related party transactions except for unrealized foreign exchange loss of $408. This unrealized foreign exchange arose from the due to related party amount of $6,466 from the year end balance at October 31, 2005.

In fiscal 2005 the shareholder paid $6,466 in the year relating to audit and filing fees

Item 2: Management’s Discussion and Analysis of Plan of Operation

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operation contains “forward looking statements”.  Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties set forth in this report.  Although our management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be materially different from the expectations expressed in this Quarterly Report.  The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and related Notes included in Item 1.

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

Results of Operation

The Company did not have any operating income from inception (November 18, 2003) through January 31, 2006.  Some general and administrative expenses from associated with legal, accounting and office.

Liquidity and Capital Resources

At January 31, 2006 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely.  Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and (as defined in accordance with section 240.13a-15e or section 240.15d-15e of the Exchange Act Rules) as of January 31, 2006.   Based upon that evaluation (the evaluation of the controls and procedures was required by paragraph (b) of section 240.13a-15 or 240.15d-15 of the Exchange Act Rules) the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our Company required to be disclosed in our periodic filings with the SEC.

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

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted during the period ending, January 31, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

Item 5.   Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

31.1

Certification Pursuant to 18 U.S.C Section 1350, As adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

Date: March 14, 2006

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

Date: March 14, 2006

/s/ Sang-Ho Kim

_______________________

Sang-Ho Kim

President and CEO

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Modena 1, Inc. (the “Company”) for the period ended January 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sang Ho Kim, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly present, in all material respects, the financial condition and results of operations of the Company.

Date: March 14, 2006

/s/ Sang-Ho Kim

_______________________

Sang-Ho Kim

President and CEO