Form 10QSB
period 2006-04-30
MODENA I INC
filed 2006-07-19
CIK 1271073

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

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

Yes [X] No [  ]

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  Yes [X]  No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of  June 14, 2006:   100,000 shares of common stock.

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

14

SIGNATURES

15

MODENA 1, INC.
(A DEVELOPMENT STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

SIX MONTHS ENDED APRIL 30, 2006, AND 2005

UNAUDITED

CONTENTS

Interim balance sheet

4

Interim Statements of Operations

5

Interim Statements of Cash Flows

6

Notes to Interim Financial Statements

7-11

MODENA 1, INC.

(A DEVELOPMENT STAGE COMPANY)

Interim Balance Sheet

April 30, 2006

Unaudited

ASSETS

Current
Cash	$ -

Total Assets	$ -

LIABILITIES

Current
Accounts payable and accrued liabilities	$ 8,961
Due to related party	6,973

Total Current Liabilities	15,934

Total Liabilities	15,934

STOCKHOLDER'S DEFICIT

Capital Stock (note 4)	100

Accumulated Other Comprehensive Loss	(715)

Deficit Accumulated During the Development Stage	(15,319)

Total Stockholder's Deficit	(15,934)

Total Liabilities and Stockholder's Deficit	$ -

(See accompanying notes to the financial statements)

MODENA 1, INC.

(A DEVELOPMENT STAGE COMPANY)

Interim Statements of Operations

For the Three Months and Six Months Ended April 30, 2006 and 2005, and Cumulative from November 18, 2003 (Date of Inception) Through April 30, 2006

Unaudited

		November 18, 2003
				(Date of Inception)
	Three Months	Three Months	Six Months	Six Months	Through
	Ended	Ended	Ended	Ended	April 30,
	2006	2005	2006	2005	2006

Revenue	$-	$-	$-	$-	$-

Expenses
Professional fees	1,295	1,500	3,116	6,000	10,654
General and administrative	99	-	99	-	4,665

Total Expenses	(1,394)	1,500	3,215	(6,000)	(15,319)

Loss from Operations	1,394	(1,500)	(3,215)	6,000	15,319

Provision for income taxes	-	-	-	-	-

Net Loss	(1,394)	(1,500)	(3,215)	(6,000)	(15,319)

Foreign currency translation	(86)	-	(715)	-	(715)

Comprehensive Loss	$(1,480)	$(1,500)	$(3,930)	$(6,000)	$(16,034)

Loss per Share - Basic and Diluted	$0.01	$0.02	$0.03	$0.06

Weighted Average Number of
Shares Outstanding, during the
periods - basic and diluted	100,000	100,000	100,000	100,000

(See accompanying notes to the financial statements)

MODENA 1, INC.

(A DEVELOPMENT STAGE COMPANY)

Interim Statements of Cash Flows

For the Six Months Ended April 30, 2006 and 2005, and Cumulative from November 18, 2003 (Date of Inception) Through April 30, 2006

Unaudited

			November 18, 2003
			(Date of Inception)
Six Months		Six Months	Through
	Ended	Ended	April 30,
	2006	2005	2006

Cash Flows from Operating Activities

Net loss	$(3,215)	$(6,000)	$(15,319)
Changes in assets and liabilities
Accounts payable and accrued liabilities	3,423	6,000	8,961

Cash flows provided by (used in) operating activities	208	-	(6,358)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	100
Advances from related company	507	-	6,973

Cash flows provided by financing activities	507	-	7,073

Effect of Exchange Rate Changes on Cash	(715)	-	(715)

Net Increase in Cash	-	-	-

Cash - beginning of period	-	-	-

Cash - end of period	$-	$-	$-

Supplemental Cash Flow Information

Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

(See accompanying notes to the financial statements)

MODENA 1, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

April 30, 2006 and 2005

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

2.

Going Concern Assumption

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $15,934, and has no current operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.

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

April 30, 2006 and 2005

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

April 30, 2006 and 2005

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

April 30, 2006 and 2005

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

April 30, 2006 and 2005

Unaudited

4.

Capital Stock

Authorized

100,000,000 common shares, par value $0.001 per share

Issued

100,000 common shares

$         100

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.

5.

Related Party Transactions

During the first six months of fiscal 2006 there were no related party transactions except for unrealized foreign exchange loss of $507. This unrealized foreign exchange arose from the due to related party amount of $6,466 from the year end balance at October 31, 2005.

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

Results of Operation

The Company did not have any operating income from inception (November 18, 2003) through April 30, 2006.  Some general and administrative expenses from associated with legal, accounting and office.

Liquidity and Capital Resources

At April 30, 2006 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Our Chief Executive Officer and Chief Financial Officer (collectively the “Certifying Officers”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management timely.  Under the supervision and with the participation of management, the Certifying Officers evaluated the effectiveness of the design and operation of our disclosure controls and (as defined in accordance with section 240.13a-15e or section 240.15d-15e of the Exchange Act Rules) as of April 30, 2006.   Based upon that evaluation (the evaluation of the controls and procedures was required by paragraph (b) of section 240.13a-15 or 240.15d-15 of the Exchange Act Rules) the Certifying Officers concluded that our disclosure controls and procedures are effective in timely alerting them to material information relative to our Company required to be disclosed in our periodic filings with the SEC.

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

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted during the period ending, April 30, 2006, covered by this report to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise.

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Modena 1, Inc. (the “Company”) for the period ended April 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sang Ho Kim, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly present, in all material respects, the financial condition and results of operations of the Company.

Date: June 14, 2006

/s/ Sang-Ho Kim

_______________________

Sang-Ho Kim

President and CEO