Form 10QSB
period 2006-07-31
MODENA I INC
filed 2008-01-30
CIK 1271073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2006

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No.   000-50493

MODENA 1, INC.

(Exact name of small business issuer as specified in its charter)

Delaware       98-0412431

(State or other jurisdiction of     (I.R.S. Employer

Incorporation or organization)     Identification No.

735 Don Mills Road,  Suite 1405

Toronto, Ontario, M3C 1S9

(Address of Principal Executive Offices)

647-435-9852

(Issuer’s telephone number)

18 Wynford Drive, Suite 610

Toronto, Ontario V5B 4Z5

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [  ] No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]No [  ]

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  Yes [X]  No [  ]

As of September 28, 2007, 100,000 shares of Common Stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format

Yes [  ]  No [X]

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

  3

Item 2.  Management’s Discussion and Analysis of Financial Condition

12

Item 3.  Control and Procedures

13

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

14

Item 3.  Defaults Upon Senior Securities

14

Item 4.  Submission of Matters to a Vote of Security Holders

14

Item 5.  Other Information

14

Item 6.  Exhibits

14

Signatures

15

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

MODENA 1, INC.(A DEVELOPMENT STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

NINE MONTHS ENDED JULY 31, 2006 AND 2005

UNAUDITED

MODENA 1, INC.
(A Development Stage Company)
BALANCE SHEETS

	July 31, 2006 (Unaudited)	October 31, 2005 (Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$0	$0
Total Current Assets	0	0

Total Assets	0	0

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable and Accrued Liabilities	$5,852	$5,538
Due to related party	-	6,466
Total Current Liabilities	5,852	12,004

Total Liabilities	5,852	12,004

STOCKHOLDERS' DEFICIT
Common Stock - $.001 par value, 100,000,000 shares authorized, 100,000 shares outstanding	100	100
Additional paid-in capital	13,144	-
Accumulated Deficit	(19,096)	(12,104)
Total Stockholders' Deficit	(5,852)	(12,004)

Total Liabilities and Total Stockholders' Deficit	0	0

 (See accompanying notes to the financial statements)

MODENA 1, INC.
(A Development Stage Company)
Unaudited
STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended July 31, 2006 and 2005, and Cumulative from November 18, 2003
(Date of Inception) Through July 31, 2006
					November 18, 2003
	Three Months	Three Months	Nine Months	Nine Months	(Date of Inception)
	Ended	Ended	Ended	Ended	Through
	July 31,	July 31	July 31,	July 31,	July 31,
	2006	2005	2006	2005	2006

Revenues	$-	-	-	-	-

Expenses
Professional fees	3,609	-	6,592	6,000	14,130
Office and Administrative	194	-	293	-	4,859
Foreign exchange (gain) loss	(607)	-	107	-	107
Total operating expenses	3,196	-	6,992	6,000	19,096

Net Loss	(3,196)	-	(6,992)	(6,000)	(19,096)

Loss per Common Share - Basic and Diluted	$(0.03)	0.00	(0.07)	(0.06)

Weighted average number of common shares outstanding, basic and diluted	100,000	100,000	100,000	100,000

(See accompanying notes to the financial statements)

MODENA 1, INC.
(A Development Stage Company)
Unaudited
STATEMENTS OF CASH FLOWS
For the Nine Months Ended July 31, 2006 and 2005, and Cumulative from November 18, 2003
(Date of Inception) Through July 31, 2006

			November 18, 2003
	Nine Months	Nine Months	(Date of Inception)
	Ended	Ended	Through
	July 31,	July 31	July 31
	2006	2005	2006

Cash Flows from Operating Activities
Net loss	(6,992)	(6,000)	(19,096)
Adjustments to reconcile net loss to net cash used by
Operating activities:
Stockholder contributions	13,144	-	13,144
Changes in assets and liabilities
Accounts payable and accrued liabilities	314	6,000	5,852

Cash flows provided by (used in) operating activities	6,466	-	(100)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	100
Advances from related party	(6,466)	-	-

Cash flows provided by (used in) financing activities	(6,466)	-	100

Net (Decrease) Increase in Cash	-	-	-

Cash and Cash Equivalents beginning of period	-	-	-

Cash and Cash Equivalents end of period	-	-	-

Supplemental Cash Flow Information

Interest paid	-	-	-

Income taxes paid	-	-	-

 (See accompanying notes to the financial statements)

MODENA 1, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

July 31, 2006 and 2005

Unaudited

1.

History, Organization, and Development Stage Activities

Modena 1, Inc. (the "Company"), a development stage company, was incorporated in the state of Delaware on November 18, 2003, and plans to locate and negotiate with a business entity for the combination of that target company with the Company. The business combination may take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. The target company may structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that the Company will be successful in locating or negotiating with any target company. Currently, the company has no operations or prospects with which to complete a business combination.

The Company has been formed to provide a method for a foreign or domestic non-public company to become an SEC reporting (publicly-traded) company whose securities are qualified for trading in the United States securities markets.

2.

Going Concern Assumption

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a deficit of $19,096, and has no current operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might he necessary should the Company be unable to continue as a going concern.

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

July 31, 2006 and 2005

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

b)

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (“SFAS”) No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140. This Statement permits fair value of remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities; establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amended SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

SFAS No. 155 is effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the impact, if any, that the new pronouncement will have on its financial statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, which amends FAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. In a significant change to current guidance, SFAS No. 156 permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (1) Amortization Method or (2) Fair Value Measurement Method. SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company is currently reviewing the impact, if any, that the new pronouncement will have on its financial statements.

MODENA 1, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

July 31, 2006 and 2005

Unaudited

3.

Summary of Significant Accounting Policies (cont’d)

b)

Recent Accounting Pronouncements (cont’d)

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes, which is an interpretation of SFAS No. 109, Accounting for Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the effect that the adoption of FIN 48 may have on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently in the process of assessing the impact the adoption of SFAS 157 will have on its financial statements.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 requires that public companies utilize a "dual-approach" to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. The guidance in SAB 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. Management believes the adoption of this pronouncement will not have a material impact on the Company's consolidated financial statements.

MODENA 1, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

July 31, 2006 and 2005

Unaudited

3.

Summary of Significant Accounting Policies (cont’d)

b)

Recent Accounting Pronouncements (cont’d)

In December 2006, the FASB issued FSP EITF 00-19-2, Accounting for Registration Payment Arrangements which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with FASB Statement No. 5, Accounting for Contingencies. FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement.  Adoption of FSP 00-19-02 is required for fiscal years beginning after December 15, 2006.  The Company has adopted FSP 00-19-2 and the effect on the financial statements is disclosed in note 5.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS 159 applies to reporting periods beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial condition or results of operations.

MODENA 1, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

July 31, 2006 and 2005

Unaudited

4.

Capital Stock

Authorized

100,000,000 common shares, par value $0.001 per share

Issued

100,000 common shares

$         100

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.

5.

Related Party Transactions

All related party transactions are recorded at their exchange amounts. During the three and nine months ended July 31, 2006, the stockholder paid $6,678 relating to accounting and filing fees on behalf of the Company.  Since inception, the shareholder has advanced funds for professional fees and other office and general expenses in the amount of $13,144.  During the current quarter, the shareholder has waived reimbursement of these expenses  and considered these advances as a contribution to capital.  Accordingly, the contributions have been recorded as additional paid-in capital.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

As used in this Form 10-QSB, references to the "Company," "we," “our” or "us" refer to Modena 1, Inc., unless the context otherwise indicates.

This Management’s Discussion and Analysis or Plan of Operations should be read in conjunction with the financial statements and the notes thereto.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Plan of Operation

The Company is continuing its efforts to locate a candidate for the purpose of a merger.  It is possible that we will be successful in locating such a merger candidate and closing such merger.  However, if we are unable to effect a non-cash acquisition, the Company may have to raise funds from a private offering of its securities under Rule 506 of Regulation D.  There is no assurance we would obtain any such equity funding.

Results of Operation

The Company did not have any operating income from inception (November 18, 2003) through July 31, 2006.  The Company incurred some general and administrative charges associated with legal, accounting and office expenses.   Our major expenses since inception have been legal, accounting and filing fees relating to filing our quarterly and audited financial statements.

Liquidity and Capital Resources

As of July 31, 2006 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Sang-Ho Kim, the President, Chief Executive Officer, Chief Financial Officer and sole director of the Company will supervise the search for target companies as potential candidates for a business combination.  Mr. Kim will pay his own expenses and any costs he incurs in supervising the search for a target company.  Mr. Kim may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.  Mr. Kim as our sole officer and director has the authority to enter into any agreement binding us.  As of July 31, 2006, Mr. Kim has advanced funds in the amount of $13,144 to the Company and has waived reimbursement of these expenses and considered these advances as a contribution to capital.

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the financial statements included herein regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive and financial officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-QSB and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive and financial officer.

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, is accumulated and communicated to management timely.  Under the supervision and with the participation of management, the Certifying Officer evaluated the effectiveness of the design and operation of our disclosure controls and (as defined in accordance with section 240.13a-15e or section 240.15d-15e of the Exchange Act Rules) as of July 31, 2006.   Based upon that evaluation (the evaluation of the controls and procedures was required by paragraph (b) of section 240.13a-15 or 240.15d-15 of the Exchange Act Rules) the Certifying Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information relative to our Company required to be disclosed in our periodic filings with the SEC.

Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.   Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not sell any unregistered equity securities during the quarter ended July 31, 2006.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

There has not been any matter submitted to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise, during the period ending July 31, 2006.

Item 5.   Other Information.

None.

Item 6.

Exhibits

Exhibit
Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-QSB to be signed on its behalf by the undersigned thereunto duly authorized.

  MODENA 1, INC.

Date: October 23, 2007

By:

/s/ Sang Ho Kim

Name:

Sang Ho Kim

Title:

President, Chief Executive Officer

and Chief Financial Officer

EXHIBIT 31.1

CERTIFICATION PURSUANT TO 18 U.S.C. § 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Sang Ho Kim, the President, Chief Executive Officer and Chief Financial Officer of Modena 1, Inc. (“Modena 1”) certify that:

1.

I have reviewed this Quarterly Report on Form 10-QSB of Modena 1 for the period ended July 31, 2006;

2.

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Modena 1 as of, and for, the periods presented in this report;

4.

Modena 1’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Modena 1 and have:

(a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Modena 1, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of Modena 1’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)

Disclosed in this report any change in Modena 1’s internal control over financial reporting that occurred during Modena 1’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, Modena 1’s internal control over financial reporting; and

5.

Modena 1’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Modena 1’s auditors and the audit committee of Modena 1’s board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Modena 1’s ability to record, process, summarize and report financial information; and

(b)

Any fraud, whether or not material, that involves management or other employees who have a significant role in Modena 1’s internal control over financial reporting.

Date: October 23, 2007

By:

/s/ Sang Ho Kim

Name:

Sang Ho Kim

Title:

President, Chief Executive Officer and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Modena 1, Inc. (the “Company”) for the period ended July 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sang Ho Kim, the President, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly present, in all material respects, the financial condition and results of operations of the Company.

Date: October 23, 2007

By:

/s/ Sang Ho Kim

Name:

Sang Ho Kim

Title:

President, Chief Executive Officer and Chief Financial Officer