Form 10KSB
period 2006-10-31
MODENA I INC
filed 2008-01-30
CIK 1271073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2006

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

647-435-9852

(Issuer’s telephone number)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

18 Wynford Drive, Suite 610

Toronto, Ontario V5B 4Z5

 Common Stock, par value $0.001

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

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

Yes [X]No [  ]

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [X]  No [  ]

As of October 23, 2007, 100,000 shares of Common Stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format

Yes [  ]  No [X]

TABLE OF CONTENTS

PART I

Item 1.

Description of Business

3

Item 2.

Description of Property

7

Item 3.

Legal Proceedings

8

Item 4.

Submission of Matters to a Vote of Security Holders

8

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters and Small

Business Issuer Purchases of Equity Securities

8

Item 6.

Management’s Discussion and Analysis or Plan of Operation

8

Item 7.

Financial Statements

10

Item 8

Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

Item 8A.

Control and Procedures

23

Item 8B.

Other Information

24

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance;

Compliance With Section 16(a) Of The Exchange Act

25

Item 10..

Executive Compensation

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12.

Certain Relationships and Related Transactions, and Director Independence

25

Item 13.

Exhibits

25

Item 14.

Principal Accountant Fees and Services

30

SIGNATURES

31

Part I

Item 1.    Description of Business.

General

As used in this Form 10-KSB, references to the "Company," "we," “our” or "us" refer to Modena 1, Inc., unless the context otherwise indicates.

Forward-Looking Statements

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

•

the ability to use registered securities to make acquisitions of assets or businesses;

•

increased visibility in the financial community;

•

the facilitation of borrowing from financial institutions;

•

improved trading efficiency;

•

shareholder liquidity;

•

greater ease in subsequently raising capital;

•

compensation of key employees through stock options for which there may be a market

•

valuation;

•

enhanced corporate image;

•

a presence in the United States capital market.

Potential Target Companies.

A business entity, if any, which may be interested in a business combination with us may include the following:

•

a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses;

•

a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it;

•

a company which wishes to become public with less dilution of its common stock than would occur upon an underwriting;

•

a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public;

•

a foreign company which may wish an initial entry into the United States securities market;

•

a special situation company, such as a company seeking a public market to satisfy redemption

•

requirements under a qualified Employee Stock Option Plan;

•

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

Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following factors and other information before deciding to invest in our Company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, you could lose all or part of your investment.

Our business is subject to numerous risk factors, including the following:

Risks Relating to Our Business

We are a development stage company and may never be able to effectuate our business plan.

Modena 1, Inc. was incorporated on November 18, 2003 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the developmental stage since inception and have no operations to date other than issuing shares to our only shareholder. As a development stage company, the Company is a highly speculative venture involving significant financial risk. There can be no assurance that we will ever achieve successfully merge with another entity, generate any revenues or achieve profitability. The revenue and income potential of our proposed business and operations is unproven.

We expect losses to continue in the future because we have no revenue to offset losses.

As we have no current revenue , we are expecting loses over the next 12 months, because we do not yet have any revenues to offset the expenses associated with the development of our business or being a public company. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

We have a going concern opinion from our auditors, indicating that we may not be able to continue to operate.

As discussed in the Notes to Financial Statements, the Company has a working capital deficit of $19,500 and has no current revenue stream. These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period ended October 31, 2006. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business strategy may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

The Company has no existing agreement for a business combination or other transaction.

We have no arrangement, agreement or understanding with respect to engaging in a merger with, joint venture with or acquisition of, a private or public entity. No assurances can be given that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms, and there is consequently a risk that future funds allocated to the purchase of our shares will not be invested in a company with active business operations.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. The decision to enter into a business combination will likely be made without detailed feasibility studies, independent analysis, market surveys or similar information which, if the Company had more funds available to it, would be desirable.  In the event the Company completes a business combination the success of the Company's operations will be dependent upon management of the target company and numerous other factors beyond the Company's control. There is no assurance that the Company can identify a target company and consummate a business combination.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are and will continue to be an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all of these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

The Company has conducted no market research or identification of business opportunities, which may affect our ability to identify a business to merge with or acquire.

The Company has neither conducted nor have others made available to us results of market research concerning prospective business opportunities. Therefore, we have no assurances that market demand exists for a merger or acquisition as contemplated by us. Our management has not identified any specific business combination or other transactions for formal evaluation by us, such that it may be expected that any such target business or transaction will present such a level of risk that conventional private or public offerings of securities or conventional bank financing will not be available. There is no assurance that we will be able to acquire a business opportunity on terms favorable to us. Decisions as to which business opportunity to participate in will be unilaterally made by our management, which may act without the consent, vote or approval of our stockholders.

Our executive officer and director has significant voting power and may take actions that may be different than actions sought by other shareholders.

Sang Ho Kim, the President, Chief Executive Officer, Chief Financial Officer and sole director of the Company, is the sole shareholder of the Company. Accordingly, this shareholder will be able to exercise significant influence over all matters requiring shareholder approval. This influence over our affairs might be adverse to the interest of other stockholders. In addition, this concentration of ownership could delay or prevent a change in control and might have an adverse effect on the market price of our common stock.

We are heavily dependent upon our officer, Sang Ho Kim. The loss of our officer would harm our ability to execute our business plan.

We are dependent on the continued contributions of Sang Ho Kim, whose knowledge and leadership would be difficult to replace. Our success is also heavily dependent on Mr. Kim’s ability to contract with consultants to assist in locating a target company as potential candidates for a business combination. We do not currently have any consulting agreements in place with consultants. We do not maintain any key person insurance on Sang Ho Kim. If we were to lose his services, our ability to execute our business plan would be harmed, and we may be forced to cease operations until such time as we could hire a suitable replacement.

Since our officer can work or consult for other companies, his activities could slow down our operations.

Our officer and director is not required to work exclusively for us and does not devote all of his time to our operations. Therefore, it is possible that a conflict of interest with regard to his time may arise based upon his employment for other companies. His other activities may prevent him from devoting full-time to our operations which could slow down our operations and may reduce our financial results because of the slow down in operations. It is expected that our director will devote between 5 and 30 hours per week to our operations on an ongoing basis, and will devote whole days and even multiple days at a stretch when required.

Because we do not have an audit or compensation committee, shareholders will have to rely on our director, who is not independent, to perform these functions.

We do not have an audit or compensation committee comprised of independent directors. Indeed, we do not have any audit or compensation committee. These functions are performed by our directors. Thus, there is a potential conflict of interest in that our director and officer has the authority to determine issues concerning management compensation and audit issues that may affect management decisions.

If we are unable to obtain additional funding, our business operations will be harmed. Even if we do obtain additional financing our then existing shareholders may suffer substantial dilution.

Cash on hand is insufficient to fund our anticipated administrative, legal and accounting expenses for the next twelve months. Accordingly, we may need to raise additional funds to pay for such expenses. Such funds may come from the sale of equity and/or debt securities and/or loans. It is possible that additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. The inability to raise the required capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause the company to become dormant. We currently do not have any arrangements or agreements to raise additional capital. Any additional equity financing may involve substantial dilution to our then existing shareholders.

We may not be able to raise sufficient capital or generate adequate revenue to meet our obligations and fund our operating expenses.

We have not had any revenues since our inception. Failure to raise adequate capital and generate adequate revenues to meet our obligations and develop and sustain our operations could result in our having to curtail or cease operations. Additionally, even if we do raise sufficient capital and generate revenues to support our operating expenses, there can be no assurances that the revenue will be sufficient to enable us to develop business to a level where it will generate profits and cash flows from operations. These matters raise substantial doubt about our ability to continue as a going concern. Our independent auditors currently included an explanatory paragraph in their report on our financial statements regarding concerns about our ability to continue as a going concern. Accordingly, our failure to generate sufficient revenues or to generate adequate capital could result in the failure of our business and the loss of your entire investment.

Risks Relating To Our Common Shares

We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $0,001 per share, of which 100,000 shares are issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Our common shares are subject to the “Penny Stock” Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•	that a broker or dealer approve a person's account for transactions in penny stocks; and
•	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•	obtain financial information and investment experience objectives of the person; and
•

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and
•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

There is no current trading market for our securities and if a trading market does not develop, purchasers of our securities may have difficulty selling their shares.

There is currently no established public trading market for our securities and an active trading market in our securities may not develop or, if developed, may not be sustained. If for any reason our common stock is not quoted on the Over The Counter Bulletin Board or a public trading market does not otherwise develop, purchasers of the shares may have difficulty selling their common stock should they desire to do so. No market makers have committed to becoming market makers for our common stock and none may do so.

State securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell the shares offered by this prospectus.

Secondary trading of the Company’s common stock will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted thus causing you to realize a loss on your investment.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless the value of such shares appreciates and they sell them. There is no assurance that stockholders will be able to sell shares when desired.

Item 2.  Description of Property.

The Company does not currently hold interests in any property.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

During the period ending October 31, 2006, there has not been any matter which was submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters

Market Information

The common stock of the Company has never been traded.  It has not yet obtained a trading symbol.

Holders

As of October 23, 2007, the Company had 100,000 shares of common stock issued and outstanding which are owned by Sang-Ho Kim, the President, Chief Executive Officer, Chief Financial Officer, and sole director of the Company.

Dividends

The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future.  The Company does not have income.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operation contains “forward looking statements”.  Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties set forth in this report.  Although our management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be materially different from the expectations expressed in this Annual Report.  The following discussion should be read in conjunction with the unaudited Consolidated Financial Statements and related Notes included thereto.

Plan of Operation

Over the next twelve months, the Company will continue its efforts to locate a candidate for the purpose of a merger. We anticipate seeking out a target company through solicitation.  Such solicitation may include newspaper or magazine advertisements, mailings and other distributions to law firms, accounting firms, investments bankers, financial advisors and similar persons, the use of one or more World Wide Web sites and similar methods.  No estimate can be made as to the number of persons who will be contacted or solicited.  The Company may engage in such solicitation directly or may employ one or more other entities to conduct or assist in such solicitation.  The Company and its affiliates will pay referral fees to consultants and others who refer target business for mergers into public companies in which management and its affiliates have an interest.  Payments are made if a business combination occurs, and may consist of cash or a portion of the stock in the Company retained by management and its affiliates, or both.

Sang Ho-Kim, the President, Chief Executive Officer, Chief Financial Officer and sole director of the Company will supervise the search for target companies as potential candidates for a business combination.  Mr. Kim will pay his own expenses and any costs he incurs in supervising the search for a target company.  Mr. Kim may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.  Mr. Kim as our sole officer and director has the authority to enter into any agreement binding us.

It is possible that we will be successful in locating such a merger candidate and closing such merger. However, if the we cannot effect a non-cash acquisition, the Company may have to raise funds from a private offering of its securities under Rule 506 of Regulation D.  There is no assurance we would obtain any such equity funding.

Results of Operation

The Company did not have any operating income from inception (November 18, 2003) through October 31, 2006. During the fiscal year ended October 31, 2006, the Company incurred $7,389 (2005 - $8,754) in general and administrative charges associated with legal, accounting and office expenses.  Our major expenses since inception have been legal, accounting and filing fees relating to filing our quarterly and audited financial statements.

Liquidity and Capital Resources

As of  October 31, 2006 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Item 7. Financial Statements

MODENA 1, INC.

FINANCIAL STATEMENTS

OCTOBER 31, 2006 AND 2005

CONTENTS

Report of Independent Registered Accounting Firm

14

Balance Sheet

15

Statement of Operations

16

Statement of Changes in Stockholders' Deficit

17

Statement of Cash Flows

18

Notes to Financial Statements

 19 – 25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Modena 1, Inc.(A Development Stage Company)

We have audited the accompanying balance sheet of Modena 1, Inc. (a Delaware corporation in the development stage) as of October 31, 2006 and the related statements of operations, stockholder's deficit and cash flows for the years then ended and for the period from November 18, 2003 (Inception) through October 31, 2006.   These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Modena 1, Inc. as of October 31, 2006, and the results of its operations and cash flows for the years then ended and for the period from November 18, 2003 (Inception) through October 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses, and has negative working capital, which raises substantial doubt about its ability to continue as a going concern.  Management's plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DNTW Chartered Accountants, LLP

Markham, Canada

September 28, 2007

MODENA 1, INC.
(A Development Stage Company)
BALANCE SHEETS
AS AT 31 OCTOBER
(Expressed in United States Dollars)

	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$-	-
Total Current Assets	-	-

Total Assets	-	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable and Accrued Liabilities	$5,864	5,538
Due to related party	0	6,466
Total Current Liabilities	5,864	12,004

Total Liabilities	5,864	12,004

STOCKHOLDERS' DEFICIT
Capital Stock - $.001 par value, 100,000,000 shares authorized, 100,000 shares outstanding	100	100
Additional Paid-in Capital	13,636	0
Accumulated Deficit	(19,600)	(12,104)
Total Stockholders' Deficit	(5,864)	(12,004)

Total Liabilities and Total Stockholders' Deficit	-	-

 (See accompanying notes to the financial statements)

MODENA 1, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the Years Ended October 31, 2006 and 2005, and Cumulative from November 18, 2003
(Date of Inception) Through October 31, 2006

	2006	2005	November 18, 2003 (Date of inception) Through October 31, 2006
Revenues	$-	-	-

Expenses
Professional fees	6,592	5,538	14,130
Office and Administrative	797	3,216	5,363
Foreign exchange loss	107	-	107
Total operating expenses	7,496	8,754	19,600

Net loss	(7,496)	(8,754)	(19,600)

Loss per Common Share - Basic and Diluted	$(0.07)	(0.09)

Weighted average number of common shares outstanding during the periods basic and diluted	100,000	100,000

(See accompanying notes to the financial statements)

MODENA 1, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM INCEPTION THROUGH 31 OCTOBER 2006

	Number of	Capital	Accumulated	Additonal Paid-In Capital	Total
	Shares	Stock	Deficit		Stockholders' Deficit
Stock issued on acceptance of incorporation expenses on November 18, 2003	100,000	$100	$-	$-	$100
Net loss	-	-	(3,350)	-	(3,350)
Balance, 31 October 2004	100,000	$100	$(3,350)	$-	$(3,250)
Net loss	-	-	(8,754)	-	(8,754)
Balance, 31 October 2005	100,000	$100	$(12,104)	$-	$(12,004)
Stockholder contributions				13,636	13,636
Net loss	-	-	(7,496)	-	(7,496)
Balance, 31 October 2006	100,000	$100	$(19,600)	$13,636	$(5,864)

(See accompanying notes to the financial statements)

MODENA 1, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
For the Years Ended October 31, 2006 and 2005, and Cumulative from
November 18, 2003 (Date of Inception) Through October 31, 2006
			November 18, 2003
			(Date of Inception)
			Through
			October 31
	2006	2005	2006
Cash Flows from Operating Activities
Net loss	$(7,496)	(8,754)	(19,600)
Adjustments to reconcile net loss to net cash used by
Operating activities:
Stockholder contributions	13,636	-	13,636
Changes in assets and liabilities
Accounts payable and accrued liabilities	325	8,754	5,863
Cash flows provided by (used in) operating activities	$6,466	-	(100)

Cash Flows from Investing Activities	$-	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	$-	-	100
Advances from related party	(6,466)	-	-
Cash flows provided by (used in) financing activities	$(6,466)	-	100

Net (Decrease) Increase in Cash	$-	-	-

Cash and Cash Equivalents beginning of period	$-	-	-
Cash and Cash Equivalents end of period	$-	-	-

Supplemental Cash Flow Information
Interest paid	-	-	-
Income taxes paid	-	-	-

(See accompanying notes to the financial statements)

MODENA 1, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
October 31, 2006 and 2005

1.

History and Organization

Modena 1, Inc. ("the Company"), a development stage Company, was incorporated in the state of Delaware as of November 18, 2003, plans to locate and negotiate with a business entity for the combination of that target company with the Company.  The combination will normally take the form of a merger, stock-for-stock exchange or stock-for-assets exchange.  In most instances the target company will wish to structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended.  No assurances can be given that The Company will be successful in locating or negotiating with any target company.

The Company has been formed to provide a method for a foreign or domestic private company to become a reporting ("public") company whose securities are qualified for trading in the United States secondary market.

The Company has adopted its fiscal year end to be October 31.

2.

Going Concern Assumption

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US")("GAAP") with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a deficiency of $19,600 and has no current revenue stream. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might he necessary should the Company be unable to continue as a going concern.

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

MODENA 1, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
October 31, 2006 and 2005

3.

Basis of Presentation

The Company has not earned any revenues from limited principal operations and accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in Statement of Financial Accounting Standards (“SFAS”) No. 7, Accounting and Reporting by Development Stage Enterprises (“SFAS No. 7 “). Among the disclosures required by SFAS No. 7 are that the Company's financial statements be identified as those of a development stage company, and that the statements of operation, stockholders' deficit and cash flows disclose activity since the date of the Company's inception.

4.

Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with US GAAP, and their basis of application is consistent with that of the previous year. Outlined below are those policies considered particularly significant:

a)

Fair Value of Financial Instruments

As of October 31, 2006 and 2005, the carrying value of accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments.

b)

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to he realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period. As of October 31, 2006, a deferred tax asset (which arises solely as a result of net operating losses), has been entirely offset by a valuation reserve due the uncertainty that this asset will be realized in the future.

c)

Earnings or Loss Per Share

The Company adopted FAS No.128, Earnings per Share which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

There were no dilutive financial instruments for the years ended October 31, 2006 and 2005.

MODENA 1, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
October 31, 2006 and 2005

d)

Concentration of Credit Risk

SFAS No. 105, "Disclosure of Information About Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk", requires disclosure of any significant off-balance sheet risk and credit risk concentration.  The Company does not have significant off-balance sheet risk or credit concentration.

e)

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

MODENA 1, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
October 31, 2006 and 2005

f)

Recent Accounting Pronouncements

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

MODENA 1, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
October 31, 2006 and 2005

f)

Recent Accounting Pronouncements (Continued)

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

5.

Capital Stock

Authorized

100,000,000 common shares, par value $0.001 per share

Issued

100,000 common shares

$         100

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.

.

MODENA 1, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
October 31, 2006 and 2005

6.

Income Taxes

The Company has paid no federal or state income taxes.  As of October 31, 2006, the Company had net operating loss carryforwards of $19,600 which, if unused, will begin to expire in 2023. The tax effect of the operating loss carryforwards and temporary differences at October 31, 2006 and 2005 are as follows:

	2006	2005

Deferred income tax assets
Net operating loss carryforwards	$ 19,600	3,206
Valuation allowance	(19,600)	(3,206)

Deferred income taxes	$ -	-

The following is the reconciliation of the income tax benefit computed using the federal statutory rate to the provision for income taxes:

	2006	2005

Expected income tax recovery at the statutory rates
of 36.12%	$ (19,600)	(3,206)
Valuation allowance	19,600	3,206

Provision for income taxes	$ -	-

7.

Related Party Transactions

All related party transactions are recorded at their exchange amounts.  During the year ended October 31, 2006, the stockholder paid $7,170 relating to accounting and filing fees on behalf of the Company.  Since inception, the shareholder has advanced funds for professional fees and other office and general expenses in the amount of $13,636.  During the year, the shareholder has waived reimbursement of these expenses and considered these advances as a contribution to capital.  Accordingly, the contributions have been recorded as additional paid-in capital.

Item 8A.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive and financial officers have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-QSB and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive and financial officers.

Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B.

Other Information.

None.

PART III

Item 9.

Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Directors and Officers

We have one Director and Officer as follows:

Name                              Age                     Position

Sang-Ho Kim                  42

President, Chief Executive Officer, Chief Financial Officer and  Director

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

Sang-Ho Kim, B.SC, P. Eng., President, Chief Executive Officer, Chief Financial Officer and Director:

Mr. Kim was the former President and Chairman of Edgetech Services Inc. for 7 years and co-founder of Edgetech Services Inc.  He was primarily responsible for building Edgetech Services from a 3-person startup to a successful consulting practice.

From 1993 through 1998, Mr. Kim was Electronic Commerce Manager and Project Manager for Groupe Schneider Canada and Schneider Electric Canada. As such, he supervised engineering and programming staff, coordinated the IT needs of varying departments, implemented electronic data interfaces and more.

Significant Employees

No disclosure necessary.

Family Relationships.

No disclosure necessary.

Involvement in Legal Proceedings

No disclosure necessary.

Compliance with Section 16a of the Exchange Act

Based on a review of Forms 3, 4 and 5 furnished to the Company in its most recent fiscal year, the Company is not aware of any delinquent filings outstanding.

Item 12.  Certain Relationships and Related Transactions, and Director Independence.

All related party transactions are recorded at their exchange amounts.  During the year ended October 31, 2006 the stockholder paid on behalf of the Company $6,278 for auditing fees and $797 for filing fees and franchise taxes.

Item 13.  Exhibits.

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

Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(i)  Certification of Sang-Ho Kim

(1)

Incorporated by reference to previous filing

(2)

These items have been previously filed

b)

Reports on Form 8-K

Form 8-K Filed on June 1, 2004 reporting change of control of the Company.

Form 8-K Filed on May 7, 2004 reporting change of control of the Company.

Form 8-K Filed on April 13, 2005 reporting change of Certifying Accountant.

 EXHIBIT 14

MODENA 1, INC.

CODE OF ETHICS

FOR PRESIDENT, CHIEF EXUTIVE OFFICER AND SENIOR FINANCIAL OFFICERS

1.

The President, Chief Executive Officer (the “CEO”) and all senior financial officers are responsible for full, fair, accurate, timely and understandable disclosure in the periodic reports required to be filed by the Company with the Securities and Exchange Commission (the “SEC”).  Accordingly, it is the responsibility of the President, CEO and each senior financial officer promptly to bring to the attention of the Disclosure Committee (or in the event that the Company has not established a Disclosure Committee, to the Board of Directors) any material information of which he or she may become aware that affects the disclosures made by the Company in its public filings or otherwise assist the Disclosure Committee in fulfilling its responsibilities.

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

CERTIFICATION PURSUANT TO 18 U.S.C. § 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Sang Ho Kim, the President, Chief Executive Officer and Chief Financial Officer of Modena 1, Inc. (“Modena 1”) certify that:

1.

I have reviewed this Annual Report on Form 10-KSB of Modena 1 for the period ended October 31, 2006;

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-KSB of Modena 1, Inc. (the “Company”) for the period ended October 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sang Ho Kim, the President, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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

Name:

Sang Ho Kim

Title:

President, Chief Executive Officer and Chief Financial Officer

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended October 31, 2006 and 2005 were Nil and $2,365 respectively.

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

All Other Fees

The Company incurred fees during the last two fiscal years ended October 31, 2006 and 2005 were $8,340 and $4,961 for services rendered by the Company’s principal accountants relating to the preparation of quarterly financial statements for inclusion in the Company's quarterly reports on Form 10QSB.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

No disclosure necessary.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Securities Exchange Act, the registrant has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

 MODENA 1, INC.

Date: October 23, 2007

By:

/s/ Sang Ho Kim

Name:

Sang Ho Kim

Title:

President, Chief Executive Officer and Chief Financial Officer,