Form 10QSB
period 2007-01-31
MODENA I INC
filed 2008-01-30
CIK 1271073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

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

Toronto, Ontario, M3C 3S2

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

INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED JANUARY 31, 2007 AND 2006

UNAUDITED

MODENA 1, INC.
(A Development Stage Company)
BALANCE SHEETS
	January 31, 2007 (Unaudited)	October 31, 2006 (Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$-	$-
Total Current Assets	-	-

Total Assets	-	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable and Accrued Liabilities	$5,864	$5,864
Total Current Liabilities	5,864	5,864

Total Liabilities	5,864	5,864

STOCKHOLDERS' DEFICIT
Capital Stock -$.001 par value, 100,000,000 shares authorized, 100,000 shares outstanding	100	100
Additional Paid-in Capital	13,636	13,636
Accumulated Deficit	(19,600)	(19,600)
Total Stockholders' Deficit	(5,864)	(5,864)

Total Liabilities and Total Stockholders' Deficit	-	-

 (See accompanying notes to the financial statements)

MODENA 1, INC.
(A Development Stage Company)
Unaudited
STATEMENTS OF OPERATIONS
For the Three Months Ended January 31, 2007 and 2006, and Cumulative from November 18, 2003 (Date of Inception) Through January 31, 2007

			November 18, 2003
	Three Months	Three Months	(Date of Inception)
	Ended	Ended	Through
	January 31,	January 31,	January 31
	2007	2006	2007

Revenues	$-	-	-

Expenses
Professional fees	-	1,688	14,130
Office and Administrative	-	-	5,363
Foreign exchange loss	-	628	107
Total operating expenses	-	2,316	19,600

Net Loss	-	(2,316)	(19,600)

Loss per Common Share - Basic and Diluted	$0.00	(0.02)

Weighted average number of common shares outstanding during the periods basic and diluted	100,000	100,000

(See accompanying notes to the financial statements)

MODENA 1, INC.
(A Development Stage Company)
Unaudited
STATEMENTS OF CASH FLOWS
For the Three Months Ended January 31, 2007 and 2006, and Cumulative from November 18, 2003
(Date of Inception) Through January 31, 2007			November 18, 2003
	Three Months	Three Months	(Date of Inception)
	Ended	Ended	Through
	January 31	January 31	January 31
	2007	2006	2007
Cash Flows from Operating Activities
Net loss	$ -	(2,316)	(19,600)
Adjustments to reconcile net loss to net cash used by
Operating activities:
Stockholder contributions	-	-	13,636
Changes in assets and liabilities
Accounts payable and accrued liabilities	-	1,908	5,864
Cash flows used in operating activities	-	(408)	(100)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	100
Advances from related party	-	408	-
Cash flows provided by (used in) financing activities	-	-	-

Net (Decrease) Increase in Cash	-	-	-

Cash and Cash Equivalents beginning of period	-	-	-

Cash and Cash Equivalents end of period	$ -	-	-

Supplemental Cash Flow Information
Interest paid	-	-	-
Income taxes paid	-	-	-

(See accompanying notes to the financial statements)

MODENA 1, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

January 31, 2007 and 2006

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

2.

Going Concern Assumption

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a deficit of $19,600, and has no current operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might he necessary should the Company be unable to continue as a going concern.

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

January 31, 2007 and 2006

Unaudited

3.

Summary of Significant Accounting Policies

a)

Basis of Financial Statement Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the requirements of item 310 (b) of Regulation S-B. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. There have been no significant changes of accounting policy since October 31, 2006. The results from operations for the interim periods are not indicative of the results expected for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report to stockholders on Form 10-KSB for the fiscal year ended October 31, 2006, as filed with the Securities and Exchange Commission.

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

MODENA 1, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

January 31, 2007 and 2006

Unaudited

3.

Summary of Significant Accounting Policies (cont’d)

b)

Recent Accounting Pronouncements (continued)

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

MODENA 1, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

January 31, 2007 and 2006

Unaudited

3.

Summary of Significant Accounting Policies (cont’d)

b)

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

January 31, 2007 and 2006

Unaudited

4.

Capital Stock

Authorized

100,000,000 common shares, par value $0.001 per share

Issued

100,000 common shares

$         100

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.

5.

Related Party Transactions

All related party transactions are recorded at their exchange amounts. During the first three months ended January 31, 2007, there were no related party transactions.

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

This Management’s Discussion and Analysis or Plan of Operation should be read in conjunction with the financial statements and the notes thereto.

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

Results of Operation

The Company did not have any operating income from inception (November 18, 2003) through January 31, 2007.  Our major expenses since inception have been legal, accounting and filing fees relating to filing our quarterly and audited financial statements.  There were no transactions during the three months ended January 31, 2007.

Liquidity and Capital Resources

As of January 31, 2007 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Sang-Ho Kim, the President, Chief Executive Officer, Chief Financial Officer and sole director of the Company will supervise the search for target companies as potential candidates for a business combination.  Mr. Kim will pay as his own expenses and any costs he incurs in supervising the search for a target company.  Mr. Kim may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.  Mr. Kim, as our sole officer and director, has the authority to enter into any agreement binding us.   As of January 31, 2007, Mr. Kim has advanced funds in the amount of $13,636 to the Company and has waived reimbursement of these expenses and considered these advances as a contribution to capital.

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

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”) maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, are recorded, accumulated and communicated to management timely.  Under the supervision and with the participation of management, the Certifying Officer evaluated the effectiveness of the design and operation of our disclosure controls and (as defined in accordance with section 240.13a-15e or section 240.15d-15e of the Exchange Act Rules) as of January 31, 2007.   Based upon that evaluation (the evaluation of the controls and procedures was required by paragraph (b) of section 240.13a-15 or 240.15d-15 of the Exchange Act Rules) the Certifying Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information relative to our Company required to be disclosed in our periodic filings with the SEC.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not sell any unregistered equity securities during the quarter ended January 31, 2007.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

There has not been any matter submitted to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise, during the period ending January 31, 2007.

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

CERTIFICATION PURSUANT TO 18 U.S.C. § 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Sang Ho Kim, the President, Chief Executive Officer and Chief Financial Officer of Modena 1, Inc. (“Modena 1”) certify that:

1.

I have reviewed this Quarterly Report on Form 10-QSB of Modena 1 for the period ended January 31, 2007;

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Modena 1, Inc. (the “Company”) for the period ended January 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sang Ho Kim, the President, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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