Form 10QSB
period 2007-04-30
MODENA I INC
filed 2008-01-30
CIK 1271073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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

INTERIM FINANCIAL STATEMENTS

SIX MONTHS ENDED APRIL 30, 2007 AND 2006

UNAUDITED

MODENA 1, INC.
(A Development Stage Company)
BALANCE SHEETS
	April 30, 2007 (Unauditerd)	October 31, 2006 (Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$-	$-
Total Current Assets	-	-

Total Assets	-	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable and Accrued Liabilities	$5,864	$5,864
Total Current Liabilities	5,864	5,864

Total Liabilities	5,864	5,864

STOCKHOLDERS' DEFICIT
Capital Stock -$.001 par value, 100,000,000 shares authorized, 100,000 shares outstanding	100	100
Additional Paid-in Capital	13,745	13,636
Accumulated Deficit	(19,709)	(19,600)
Total Stockholders' Deficit	(5,864)	(5,864)

Total Liabilities and Total Stockholders' Deficit		-

 (See accompanying notes to the financial statements)

MODENA 1, INC.
(A Development Stage Company)
Unaudited
STATEMENTS OF OPERATIONS
For the Three and Six Months Ended April 30, 2007 and 2006, and Cumulative from November 18, 2003
(Date of Inception) Through April 30, 2007
					November 18, 2003
	Three Months	Three Months	Six Months	Six Months	(Date of Inception)
	Ended	Ended	Ended	Ended	Through
	April 30	April 30	April 30	April 30	April 30
	2007	2006	2007	2006	2007

Revenues	$-	-	-	-	-

Expenses
Professional fees	-	1,295	-	3,116	14,130
Office and Administrative	109	99	109	99	5,472
Foreign exchange loss	-	86	-	715	107
Total operating expenses	109	1,480	109	3,930	19,709

Net Loss	(109)	(1,480)	(109)	(3,930)	(19,709)

Loss per Common Share - Basic and Diluted	$(0.00)	(0.01)	(0.00)	(0.04)

Weighted average number of common shares outstanding during the periods basic and diluted	100,000	100,000	100,000	100,000

(See accompanying notes to the financial statements)

MODENA 1, INC.
(A Development Stage Company)
Unaudited
STATEMENTS OF CASH FLOWS
For the Six Months Ended April 30, 2007 and 2006, and Cumulative from November 18, 2003
(Date of Inception) Through April 30, 2007
	Six Months Ended April 30, 2007	Six Months Ended April 30, 2006	November 18, 2003 (Date of Inception) Through April 30, 2007
Cash Flows from Operating Activities
Net loss	(109)	(3,930)	(19,709)
Adjustments to reconcile net loss to net cash used by
Operating activities:
Stockholder contributions	109	507	13,745
Changes in assets and liabilities
Accounts payable and accrued liabilities	-	3,423	5,863
Cash flows provided by (used in) operating activities	-	-	(100)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	-	100
Advances from related party	-	-	-
Cash flows proveded by (used in) financing activities	-	-	100

Net (Decrease) Increase in Cash	-	-	-

Cash and Cash Equivalents beginning of period	-	-	-

Cash and Cash Equivalents end of period	-	-	-

Supplemental Cash Flow Information
Interest paid	-	-	-
Income taxes paid	-	-	-

(See accompanying notes to the financial statements)

MODENA 1, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

April 30, 2007 and 2006

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

2.

Going Concern Assumption

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a deficit of $19,709, and has no current operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern.  The financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might he necessary should the Company be unable to continue as a going concern.

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

April 30, 2007 and 2006

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

April 30, 2007 and 2006

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

MODENA 1, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

April 30, 2007 and 2006

Unaudited

3.

Summary of Significant Accounting Policies (continued)

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

April 30, 2007 and 2006

Unaudited

4.

Capital Stock

Authorized

100,000,000 common shares, par value $0.001 per share

Issued

100,000 common shares

$         100

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.

5.

Related Party Transactions

All related party transactions are recorded at their exchange amounts. During the first three months ended April 30, 2007, there were no related party transactions.

Since inception, the shareholder has advanced funds for professional fees and other office and general expenses in the amount of $13,709.  The shareholder has waived reimbursement of these expenses  and considered these advances as a contribution to capital.  Accordingly, the contributions have been recorded as additional paid-in capital.

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

Plan of Operation

The Company is continuing its efforts to locate a candidate for the purpose of a merger.  It is possible that we will be successful in locating such a merger candidate and closing such merger.  However, we cannot effect a non-cash acquisition, the Company may have to raise funds from a private offering of its securities under Rule 506 of Regulation D.  There is no assurance the Company would obtain any such equity funding.

Results of Operation

The Company did not have any operating income from inception (November 18, 2003) through April 30, 2007.  Our major expenses since inception have been legal, accounting and filing fees relating to filing our quarterly and audited financial statements.  There were no transactions during the three months ended April 30, 2007.

Liquidity and Capital Resources

As of April 30, 2007 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Sang-Ho Kim the President, Chief Executive Officer, Chief Financial Officer and sole director of the Company, will supervise the search for target companies as potential candidates for a business combination.  Mr. Kim will pay as his own expenses and any costs he incurs in supervising the search for a target company.  Mr. Kim may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.  Mr. Kim, as our sole officer and director controls us and therefore has the authority to enter into any agreement binding us.  As of April 30, 2007, Mr. Kim has advanced funds in the amount of $13,709 to the Company and has waived reimbursement of these expenses and considered these advances as a contribution to capital.

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

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”) maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, are recorded, accumulated and communicated to management timely.  Under the supervision and with the participation of management, the Certifying Officer evaluated the effectiveness of the design and operation of our disclosure controls and (as defined in accordance with section 240.13a-15e or section 240.15d-15e of the Exchange Act Rules) as of April 30, 2007.   Based upon that evaluation (the evaluation of the controls and procedures was required by paragraph (b) of section 240.13a-15 or 240.15d-15 of the Exchange Act Rules) the Certifying Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information relative to our Company required to be disclosed in our periodic filings with the SEC.

Changes in Internal Controls

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.   Legal Proceedings

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not sell any unregistered equity securities during the quarter ended April 30, 2007.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

There has not been any matter submitted to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise, during the period ending April 30, 2007.

Item 5.   Other Information

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

CERTIFICATION PURSUANT TO 18 U.S.C. § 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Sang Ho Kim, the President, Chief Executive Officer and Chief Financial Officer of Modena 1, Inc. (“Modena 1”) certify that:

1.

I have reviewed this Quarterly Report on Form 10-QSB of Modena 1 for the period ended April 30, 2007;

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Modena 1, Inc. (the “Company”) for the period ended April 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sang Ho Kim, the President, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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