Form 10QSB
period 2007-07-31
MODENA I INC
filed 2008-01-30
CIK 1271073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

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

INTERIM FINANCIAL STATEMENTS

NINE MONTHS ENDED JULY 31, 2007 AND 2006

UNAUDITED

MODENA 1, INC.
(A Development Stage Company)
BALANCE SHEETS

	July 31, 2007 (Unaudited)	October 31, 2006 (Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$0	$-
Total Current Assets	0	-

Total Assets	0	-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts Payable and Accrued Liabilities	$-	$5,864
Due to related party	-	-
Total Current Liabilities	-	5,864

Long Term Liabilities
Promissory Note	4,268	-
Total Long Term Liabilities	4,268	-

Total Liabilities	4,268	5,864

STOCKHOLDERS' DEFICIT
Common Stock - $.001 par value, 100,000,000 shares authorized, 100,000 shares outstanding	100	100
Additional paid-in capital	13,745	13,636
Accumulated Deficit	(18,113)	(19,600)
Total Stockholders' Deficit	(4,268)	(5,864)

Total Liabilities and Total Stockholders' Deficit	-	-

 (See accompanying notes to the financial statements)

MODENA 1, INC.
(A Development Stage Company)
Unaudited
STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended July 31, 2007 and 2006, and Cumulative from November 18, 2003 (Date of Inception) Through July 31, 2007
					November 18, 2003
	Three Months	Three Months	Nine Months	Nine Months	(Date of Inception)
	Ended	Ended	Ended	Ended	Through
	July 31,	July 31,	July 31,	July 31,	July 31,
	2007	2006	2007	2006	2007

Revenues	$-	-	-	-	-

Expenses
Professional fees (recovery)	(1,794)	3,609	(1,794)	6,592	12,336
Interest expense	18	-	18	-	18
Office and Administrative	-	194	109	293	5,472
Foreign exchange (gain) loss	180	(607)	180	107	287
Total operating expenses	(1,596)	3,196	(1,487)	6,992	18,113

Net Earnings (Loss)	1,596	(3,196)	1,487	(6,992)	(18,113)

Loss per Common Share - Basic and Diluted	$0.01	(0.03)	0.01	(0.07)

Weighted average number of common shares outstanding during the periods basic and diluted	100,000	100,000	100,000	100,000

(See accompanying notes to the financial statements)

MODENA 1, INC.
(A Development Stage Company)
Unaudited
STATEMENTS OF CASH FLOWS
For the Nine Months Ended July 31, 2007 and 2006, and Cumulative from November 18, 2003 (Date of Inception) Through July 31, 2007
			November 18, 2003
	Nine Months	Nine Months	(Date of Inception)
	Ended July 31,	Ended July 31,	Through July 31,
	2007	2006	2007

Cash Flows from Operating Activities
Net earnings (loss)	1,487	(6,992)	(18,113)
Adjustments to reconcile net loss to net cash used by
Operating activities:
Stockholder contributions	109	13,144	13,745
Changes in assets and liabilities
Accounts payable and accrued liabilities	(5,864)	314	-
Cash flows provided by (used in) operating activities	(4,268)	6,466	(4,368)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from Promissory Note	4,268	-	4,268
Proceeds from issuance of common stock	-	-	100
Advances from related party	-	(6,466)
Cash flows provided by (used in) financing activities	4,268	(6,466)	4,368

Net (Decrease) Increase in Cash	-	-	-

Cash and Cash Equivalents beginning of period	-	-	-

Cash and Cash Equivalents end of period	-	-	-

Supplemental Cash Flow Information
Interest paid	-	-	-
Income taxes paid	-	-	-

(See accompanying notes to the financial statements)

MODENA 1, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

July 31, 2007 and 2006

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

2.

Going Concern Assumption

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $18,037, and has no current operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might he necessary should the Company be unable to continue as a going concern.

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

July 31, 2007 and 2006

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

July 31, 2007 and 2006

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

July 31, 2007 and 2006

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

July 31, 2007 and 2006

Unaudited

4.

Capital Stock

Authorized

100,000,000 common shares, par value $0.001 per share

Issued

200,000 common shares (October 31, 2006 – 100,000)

$         200 (October 31, 2006 - $100)

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.

5.

Related Party Transactions

During the three and nine months ended July 31, 2007, the shareholder paid $2,428 relating to accounting and filing fees on behalf of the Company.  Since inception, the shareholder has advanced funds for professional fees and other office and general expenses in the amount of $13,645.  During the current quarter, the shareholder has waived reimbursement of these expenses and considered these advances as a contribution to capital.  Accordingly, the contributions have been recorded as additional paid-in capital.

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

Results of Operation

The Company did not have any operating income from inception (November 18, 2003) through July 31, 2007.  Our major expenses since inception have been legal, accounting and filing fees relating to filing our quarterly and audited financial statements.  During the current quarter, our liability for audit fees was renegotiated and we realized a recovery of professional fees in the amount of $1,794.  On May 31, 2007, we issued a Promissory Note to an individual in exchange for a loan made to the company in the amount of $4,250. We issued the loan amount to pay administrative expenses.

Liquidity and Capital Resources

As of July 31, 2007 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Sang-Ho Kim, the President, Chief Executive Officer, Chief Financial Officer and sole director of the Company will supervise the search for target companies as potential candidates for a business combination.  Mr. Kim will pay his own expenses and any costs he incurs in supervising the search for a target company.  Mr. Kim may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.  Mr. Kim as our sole officer and director has the authority to enter into any agreement binding us.  As of July 31, 2007, Mr. Kim has advanced funds in the amount of $17,895 to the Company and has waived reimbursement of these expenses and considered these advances as a contribution to capital.

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

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, is accumulated and communicated to management timely.  Under the supervision and with the participation of management, the Certifying Officer evaluated the effectiveness of the design and operation of our disclosure controls and (as defined in accordance with section 240.13a-15e or section 240.15d-15e of the Exchange Act Rules) as of July 31, 2007.   Based upon that evaluation (the evaluation of the controls and procedures was required by paragraph (b) of section 240.13a-15 or 240.15d-15 of the Exchange Act Rules) the Certifying Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information relative to our Company required to be disclosed in our periodic filings with the SEC.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not sell any unregistered equity securities during the quarter ended July 31, 2007.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

There has not been any matter submitted to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise, during the period ending July 31, 2007.

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

CERTIFICATION PURSUANT TO 18 U.S.C. § 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Sang Ho Kim, the President, Chief Executive Officer and Chief Financial Officer of Modena 1, Inc. (“Modena 1”) certify that:

1.

I have reviewed this Quarterly Report on Form 10-QSB of Modena 1 for the period ended July 31, 2007;

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

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Modena 1, Inc. (the “Company”) for the period ended July 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sang Ho Kim, the President, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

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