Form 10QSB
period 2008-03-31
MODENA I INC
filed 2008-05-16
CIK 1271073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

Yes [X] No [  ]

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  Yes [X]  No [  ]

As of March 4, 2008, 106,100 shares of Common Stock, par value $0.001 per share, were outstanding.

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

14

Item 5.  Other Information

14

Item 6.  Exhibits

14

Signatures

15

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

MODENA 1, INC.
(A DEVELOPMENT STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED JANUARY 31, 2008 AND 2007

UNAUDITED

MODENA 1, INC.
(A Development Stage Company)
Unaudited
BALANCE SHEETS
AS AT 31 JANUARY 2008
(Expressed in United States Dollars)

	January 31,	October 31,
	2008	2007 (Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$7,627	2,027
Total Current Assets	7,627	2,027

Total Assets	7,627	2,027

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$5,300	5,300
Total Current Liabilities	5,300	5,300

Long Term Liabilities
Convertible note	3,795	3,567
Total Long Term Liabilities	3,795	3,567

Total Liabilities	9,095	8,867

STOCKHOLDERS' DEFICIT
Capital Stock - $.001 par value, 100,000,000 common shares authorized,
106,100 issued and outstanding	106	100
Additional paid-in capital	22,554	16,960
Deficit accumulated during the development stage	(24,128)	(23,900)
Total Stockholders' Equity	(1,468)	(6,840)

Total Liabilities and Total Stockholders' Equity	$7,627	2,027

 (See accompanying notes to the financial statements)

MODENA 1, INC.
(A Development Stage Company)
Unaudited
STATEMENTS OF OPERATIONS
For the Three Months Ended January 31, 2008 and 2007, and Cumulative from November 18, 2003
(Date of Inception) Through January 31, 2008

			November 18, 2003
	Three Months	Three Months	(Date of Inception)
	Ended	Ended	Through
	January 31,	January 31,	January 31,
	2008	2007	2008

Revenues	$-	-	-

Expenses
Professional fees	-	-	17,761
Interest expense	228	-	510
Office and administrative	-	-	5,570
Foreign exchange loss	$-	-	287
Total operating expenses	228	-	24,128

Net Loss	(228)	-	(24,128)

Loss per Common Share - Basic	$0.00	0.00
and Diluted

Weighted average number of shares outstanding during the periods basic and diluted	102,899	100,000

(See accompanying notes to the financial statements)

MODENA 1, INC.
(A Development Stage Company)
Unaudited
STATEMENTS OF CASH FLOWS
For the Three Months Ended January 31, 2008 and 2007, and Cumulative from November 18, 2003
(Date of Inception) Through January 31, 2008
			November 18, 2003
	Three Months	Three Months	(Date of Inception)
	Ended	Ended	Through
	January 31,	January 31,	January 31,
	2008	2007	2008

Cash Flows from Operating Activities
Net loss	$(228)	-	(24,128)
Adjustments to reconcile net loss to net cash used by
Operating activities:
Stockholder contributions	-	-	13,746
Interest accrued on convertible note	228	-	510
Changes in assets and liabilities
Accounts payable and accrued liabilities	-	-	5,300

Cash flows used in Operating Activities	$-	-	(4,573)

Cash Flows from Investing Activities	$-	-	-

Cash Flows from Financing Activities
Proceeds from convertible note	-	-	6,000
Proceeds from issuance of common stock	$5,600	-	6,200

Cash flows provided by financing activities	$5,600	-	12,200

Net Increase in Cash	$5,600	-	7,627

Cash and Cash Equivalents beginning of period	$2,027	-	-

Cash and Cash Equivalents end of period	$7,627	-	7,627

Supplemental Cash Flow Information

Interest paid		-	-
Income taxes paid		-	-

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

2.

Going Concern Assumption

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital of $2,327, accumulated deficit of $24,128 and no current operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might he necessary should the Company be unable to continue as a going concern.

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

January 31, 2008 and 2007

Unaudited

3.

Summary of Significant Accounting Policies

a)

Basis of Financial Statement Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the requirements of item 310 (b) of Regulation S-B. Accordingly, certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments (consisting only of normal recurring adjustments), which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. There have been no significant changes of accounting policy since October 31, 2007. The results from operations for the interim periods are not indicative of the results expected for the full fiscal year or any future period. These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report to stockholders on Form 10-KSB for the fiscal year ended October 31, 2007, as filed with the Securities and Exchange Commission.

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

January 31, 2008 and 2007

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

In December 2007, the FASB issued SFAS No. 141 (R) Business Combinations. SFAS 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. SFAS 141R also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160 Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective as of the beginning of the Company’s fiscal year beginning after December 15, 2008. Management believes the adoption of this pronouncement will not have a material impact on the Company's financial statements.

 MODENA 1, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

January 31, 2008 and 2007

Unaudited

4.

Capital Stock

Authorized

100,000,000 common shares, par value $0.001 per share

Issued

106,100 common shares

$         106

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.

For the quarter ending January 31, 2008, the Company issued an additional 5,600 shares of common stock to various individuals for cash proceeds of $5,600 or $1.00 per share.

5.

Related Party Transactions

All related party transactions are recorded at their exchange amounts. During the first three months ended January 31, 2008, there were no related party transactions.

Since inception, the shareholder has advanced funds for professional fees and other office and general expenses in the amount of $13,746.  The shareholder has waived reimbursement of these expenses and considered these advances as a contribution to capital.  Accordingly, the contributions have been recorded as additional paid-in capital.

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

Results of Operation

The Company did not have any operating income from inception (November 18, 2003) through January 31, 2008.  Our major expenses since inception have been legal, accounting and filing fees relating to filing our quarterly and audited financial statements.  There were no transactions during the three months ended January 31, 2008, except for interest expense on our convertible note of $228.

Liquidity and Capital Resources

As of January 31, 2008 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Sang-Ho Kim, the President, Chief Executive Officer, Chief Financial Officer and sole director of the Company will supervise the search for target companies as potential candidates for a business combination.  Mr. Kim will pay as his own expenses and any costs he incurs in supervising the search for a target company.  Mr. Kim may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.  Mr. Kim, as our sole officer and director, has the authority to enter into any agreement binding us.   As of January 31, 2008, Mr. Kim has advanced funds in the amount of $13,746 to the Company and has waived reimbursement of these expenses and considered these advances as a contribution to capital.

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

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”) maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934, are recorded, accumulated and communicated to management timely.  Under the supervision and with the participation of management, the Certifying Officer evaluated the effectiveness of the design and operation of our disclosure controls and (as defined in accordance with section 240.13a-15e or section 240.15d-15e of the Exchange Act Rules) as of January 31, 2008.   Based upon that evaluation (the evaluation of the controls and procedures was required by paragraph (b) of section 240.13a-15 or 240.15d-15 of the Exchange Act Rules) the Certifying Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information relative to our Company required to be disclosed in our periodic filings with the SEC.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The company sold a total of 5,600 shares to a total of 35 investors during the quarter ended January 31, 2008.  The company has a total of 106,100 common shares issued and outstanding held by 41 individuals, including 100,000 shares held by Sang-Ho Kim, the President and CEO of the Company.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

There has not been any matter submitted to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise, during the three months ended January 31, 2008.

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

Date: May 14, 2008

By:

/s/ Sang Ho Kim

Name:

Sang Ho Kim

            Title:  President, Chief Executive Officer

and Chief Financial Officer

EXHIBIT 31.1

CERTIFICATION PURSUANT TO 18 U.S.C. § 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Sang Ho Kim, the President, Chief Executive Officer and Chief Financial Officer of Modena 1, Inc. (“Modena 1”) certify that:

1.

I have reviewed this Quarterly Report on Form 10-QSB of Modena 1 for the period ended January 31, 2008;

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

Date: May 14, 2008

By:

/s/ Sang Ho Kim

Name:

Sang Ho Kim

Title:

President, Chief Executive Officer

and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-QSB of Modena 1, Inc. (the “Company”) for the period ended January 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sang Ho Kim, the President, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly present, in all material respects, the financial condition and results of operations of the Company.

Date: May 14, 2008

By:

/s/ Sang Ho Kim

Name:

Sang Ho Kim

Title:

President, Chief Executive Officer

and Chief Financial Officer