Form 10-Q
period 2008-06-30
MODENA I INC
filed 2008-07-29
CIK 1271073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

As of July 29, 2008, 106,100 shares of Common Stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format

Yes [  ]  No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [  ]

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

  3

Item 2.  Management’s Discussion and Analysis of Financial Condition

11

Item 3. Quantitative and Qualitative Disclosures About Market Risk

12

Item 4.  Control and Procedures

12

PART II – OTHER INFORMATION

Item 1.   Legal Proceedings

13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

13

Item 3.  Defaults Upon Senior Securities

13

Item 4.  Submission of Matters to a Vote of Security Holders

13

Item 5.  Other Information

13

Item 6.  Exhibits and Reports on Form 8-K

13

Signatures

14

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

MODENA 1, INC.
(A DEVELOPMENT STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED APRIL 30, 2008 AND 2007

UNAUDITED

MODENA 1, INC.
(A Development Stage Company)
Unaudited
BALANCE SHEETS

(Expressed in United States Dollars)

	April 30,	October 31,
	2008	2007 (Audited)

ASSETS
Current Assets:
Cash and cash equivalents	$1,710	2,027
Total Current Assets	1,710	2,027

Total Assets	1,710	2,027

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accrued liabilities	$7,201	5,300
Total Current Liabilities	7,201	5,300

Long Term Liabilities
Convertible note	4,037	3,567
Total Long Term Liabilities	4,037	3,567

Total Liabilities	11,238	8,867

STOCKHOLDERS' DEFICIT
Capital Stock - $.001 par value, 100,000,000 common shares authorized,
106,100 issued and outstanding	106	100
Additional paid-in capital	22,554	16,960
Deficit accumulated during the development stage	(32,189)	(23,900)
Total Stockholders' Deficit	(9,529)	(6,840)

Total Liabilities and Total Stockholders' Deficit	$1,710	2,027

 (See accompanying notes to the financial statements)

MODENA 1, INC.
(A Development Stage Company)
Unaudited
STATEMENTS OF OPERATIONS

					November 18, 2003
	Three Months	Three Months	Six Months	Six Months	(Date of Inception)
	Ended	Ended	Ended	Ended	Through
	April 30,	April 30,	April 30,	April 30,	January 31,
	2008	2007	2008	2007	2008

Revenues	$-	-			-

Expenses
Professional fees	5,277	-	5,277	-	23,038
Interest expense	242	-	470	-	752
Office and administrative	1,857	109	1,857	109	7,427
Foreign exchange loss	$685	-	685	-	972
Total operating expenses	8,061	109	8,289	109	32,189

Net Loss	(8,061)	(109)	(8,289)	(109)	(32,189)

Loss per Common Share - Basic	$(0.08)	(0.00)	(0.08)	(0.00)
and Diluted

Weighted average number of shares outstanding during the periods basic and diluted	106,100	100,000	104,482	100,000

(See accompanying notes to the financial statements)

MODENA 1, INC.
(A Development Stage Company)
Unaudited
STATEMENTS OF CASH FLOWS
For the Three Months Ended April 30, 2008 and 2007, and Cumulative from November 18, 2003
(Date of Inception) Through April 30, 2008
			November 18, 2003
	Six Months	Six Months	(Date of Inception)
	Ended	Ended	Through
	April 30,	April 30,	April 30,
	2008	2007	2008

Cash Flows from Operating Activities
Net loss	$(8,289)	(109)	(32,189)
Adjustments to reconcile net loss to net cash used by
Operating activities:
Stockholder contributions	-	109	13,746
Interest accrued on convertible note	470	-	752
Changes in assets and liabilities
Accrued liabilities	1,902	-	7,201

Cash flows used in Operating Activities	$(5,917)	-	(10,490)

Cash Flows from Investing Activities	$-	-	-

Cash Flows from Financing Activities
Proceeds from convertible note	-	-	6,000
Proceeds from issuance of common stock	$5,600	-	6,200

Cash flows provided by financing activities	$5,600	-	12,200

Net Drecease (Increase) in Cash	$(317)	-	1,710

Cash and Cash Equivalents beginning of period	$2,027	-	-

Cash and Cash Equivalents end of period	$1,710	-	1,710

Supplemental Cash Flow Information

Interest paid		-	-
Income taxes paid		-	-

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

2.

Going Concern Assumption

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficiency of $5,491, accumulated deficit of $32,189 and no current operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might he necessary should the Company be unable to continue as a going concern.

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

April 30, 2008 and 2007

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

April 30, 2008 and 2007

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

April 30, 2008 and 2007

Unaudited

4.

Capital Stock

Authorized

100,000,000 common shares, par value $0.001 per share

Issued

106,100 common shares

$         106

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.

During the quarter ending January 31, 2008, the Company issued 5,600 shares of common stock to various individuals for cash proceeds of $5,600 or $1.00 per share.

5.

Related Party Transactions

All related party transactions are recorded at their exchange amounts. During the first three months ended April 30, 2008, there were no related party transactions.

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

Item 2.

Management’s Discussion and Analysis or Plan of Operation.

As used in this Form 10-Q, references to the "Company," "we," “our” or "us" refer to Modena 1, Inc., unless the context otherwise indicates.

This Management’s Discussion and Analysis or Plan of Operation should be read in conjunction with the financial statements and the notes thereto.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Results of Operation

The Company did not have any operating income from inception (November 18, 2003) through April 30, 2008.  Our major expenses since inception have been legal, accounting and filing fees relating to filing our quarterly and audited financial statements.  During the three months ended April 30, 2008, the company had professional fees of $5,277, interest expense on our convertible note of $242 and office and administrative expenses of $1,857 as compared to the three months ended April 30, 2007, where the company had only interest expense on our convertible note of $228.

Liquidity and Capital Resources

As of April 30, 2008 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Sang-Ho Kim, the President, Chief Executive Officer, Chief Financial Officer and sole director of the Company will supervise the search for target companies as potential candidates for a business combination.  Mr. Kim will pay as his own expenses and any costs he incurs in supervising the search for a target company.  Mr. Kim may enter into agreements with other consultants to assist in locating a target company and may share stock received by it or cash resulting from the sale of its securities with such other consultants.  Mr. Kim, as our sole officer and director, has the authority to enter into any agreement binding us.   As of April 30, 2008, Mr. Kim has advanced funds in the amount of $13,746 to the Company and has waived reimbursement of these expenses and considered these advances as a contribution to capital.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

We conduct our business in United States dollars. Our market risk is limited to the United States domestic, economic and regulatory factors.

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the fiscal period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not sell any unregistered equity securities during the quarter ended April 30, 2008. The company has a total of 106,100 common shares issued and outstanding held by 41 individuals, including 100,000 shares held by Sang-Ho Kim, the President and CEO of the Company.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

There has not been any matter submitted to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise, during the three months ended April 30, 2008.

Item 5.   Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

Exhibit
Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

  MODENA 1, INC.

Date: July 29, 2008

By:

/s/ Sang Ho Kim

Name:

Sang Ho Kim

Title:       President, Chief Executive Officer

and Chief Financial Officer

EXHIBIT 31.1

CERTIFICATION PURSUANT TO 18 U.S.C. § 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Sang Ho Kim, the President, Chief Executive Officer and Chief Financial Officer of Modena 1, Inc. (“Modena 1”) certify that:

1.

I have reviewed this Quarterly Report on Form 10-Q of Modena 1 for the period ended April 30, 2008;

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

Date: July 29, 2008

By:

/s/ Sang Ho Kim

Name:

Sang Ho Kim

Title:

President, Chief Executive Officer

and Chief Financial Officer

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Modena 1, Inc. (the “Company”) for the period ended April 30, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sang Ho Kim, the President, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly present, in all material respects, the financial condition and results of operations of the Company.

Date: July 29, 2008

By:

/s/ Sang Ho Kim

Name:

Sang Ho Kim

Title:

President, Chief Executive Officer

and Chief Financial Officer