Form 10-K
period 2007-10-31
MODENA I INC
filed 2008-09-09
CIK 1271073

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2007

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No.   000-50493

MODENA 1, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	98-0412431
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

735 Don Mills Suite 1405

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

Yes [X] No [  ]

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  Yes [X]  No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of  September 9, 2008:   106,100 shares of common stock.

Transitional Small Business Disclosure Format

Yes [  ]  No [X]

TABLE OF CONTENTS

PART I

ITEM 1.

Description Of Business

3

ITEM 2.

Description Of Properties

9

ITEM 3.

Legal Proceedings

9

ITEM 4.

Submission Of Matters To A Vote Of Security Holders

9

PART II

ITEM 5.

Market For Common Equity And Related Stockholder Matters

9

ITEM 6.

Management’s Discussion and Analysis of Financial Condition

10

ITEM 7.

Financial Statements

12

ITEM 8A.

Control and Procedures

25

ITEM 8B.

Other Information

25

PART III

ITEM 9.

Directors, Executive Officers, Promoters And Control Persons,

Compliance With Section 16(a) Of The Exchange Act

26

ITEM 12.

Certain Relationships And Related Transactions

27

ITEM 13.

Index To Exhibits And Reports On Form 8-K

27

ITEM 14.

Principal Accountant Fees And Services

32

SIGNATURES

33

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

We will attempt to locate and negotiate with a business entity for the combination of that target company with us. The combination will may take the form of a merger, stock-for-stock exchange or stock-for-assets exchange. The target company may structure the business combination to be within the definition of a tax-free reorganization under Section 351 or Section 368 of the Internal Revenue Code of 1986, as amended. No assurances can be given that we will be successful in locating or negotiating with any target company. Currently, the company has no operations or prospects with which to complete a business combination.

We have been formed to provide a method for a foreign or domestic non-public company to become an SEC reporting (publicly-traded) company whose securities are qualified for trading in the United States securities markets.

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

•

compensation of key employees through stock options for which there may be a market;

•

valuation;

•

enhanced corporate image; and

•

a presence in the United States capital market.

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

•

a special situation company, such as a company seeking a public market to satisfy redemption

•

requirements under a qualified Employee Stock Option Plan; or

•

a company seeking one or more of the other perceived benefits of becoming a public company.

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

Modena 1, Inc. was incorporated on November 18, 2003 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the developmental stage since inception and have no operations to date other than issuing shares to our only shareholder. As a development stage company, the Company is a highly speculative venture involving significant financial risk. There can be no assurance that we will ever achieve successfully a merger with another entity, generate any revenues or achieve profitability. The revenue and income potential of our proposed business and operations is unproven.

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

As discussed in the Notes to Financial Statements, the Company has a working capital deficit of $3,273 and has no current revenue stream. These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period ended October 31, 2007. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business strategy may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

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

Sang Ho Kim, the President, Chief Executive Officer, Chief Financial Officer and sole director of the Company, is the controlling shareholder of the Company. Accordingly, this shareholder will be able to exercise complete control over all matters requiring shareholder approval. This control over our affairs might be adverse to the interest of other stockholders. In addition, this concentration of ownership could delay or prevent a change in control and might have an adverse effect on the market price of our common stock.

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

Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $0.001 per share, of which 100,500 shares are issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

During the period ending October 31, 2007, there has not been any matter which was submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters

Market Information

The common stock of the Company has never been traded.  It has not yet obtained a trading symbol.

Holders

As of September 9, 2008 there were 106,100 shares of common stock issued and outstanding, 100,000 of which are controlled by Sang-Ho Kim, the Company's sole officer and director.

As of September 9, 2008 there were 41 holders of record of shares of our common stock.

Dividends

The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future.

Item 6. Management’s Discussion and Analysis or Plan of Operation

The information contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operation contains “forward looking statements”.  Actual results may materially differ from those projected in the forward looking statements as a result of certain risks and uncertainties set forth in this report.  Although our management believes that the assumptions made and expectations reflected in the forward looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be materially different from the expectations expressed in this Annual Report.  The following discussion should be read in conjunction with the audited Financial Statements and related Notes included thereto.

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

It is possible that we will be successful in locating such a merger candidate and closing such merger. However, if the we cannot effect a non-cash acquisition, the Company may have to raise funds from a private offering of its securities under Rule 506 of Regulation D.  There is no assurance we will obtain any such equity funding.

Results of Operation

The Company did not have any operating income from inception (November 18, 2003) through October 31, 2007. During the fiscal year ended October 31, 2007, the Company incurred $4,300 (2006 - $7,496) in general and administrative charges associated with legal, accounting and office expenses.  Our major expenses since inception have been legal, accounting and filing fees relating to filing our quarterly and audited financial statements.

Liquidity and Capital Resources

As of  October 31, 2007 the Company had limited capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Cash flows used in operations was mainly for general and administration charges associated with legal, accounting and office expenses.

Cash flows provided by financing included issuance of 500 shares of common stock for proceeds of $500 and proceeds of $6,000 from a convertible note as discussed below.

In July 2007, the Company received proceeds of $6,000 and issued a convertible note to an unrelated party.  The loan bears a stated interest rate of 5% per annum, is unsecured and the principal amount of $6,000 plus all accrued interest is due on July 2, 2010.  In addition, the holder has the option at any time to convert all or part of the outstanding principal and interest amount into common shares of the Company.  The number of common shares that shall be issued upon conversion of the note shall be determined by the holder and the Company, where the price cannot be greater than the price per common share issued by the Company in the next round of financing.  The loan was used to settle outstanding accounts payable for professional fees.

Going Concern Consideration

Our independent auditors included an explanatory paragraph in their report on the financial statements included herein regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements

ITEM 7. Financial Statements

MODENA 1, INC.

FINANCIAL STATEMENTS

OCTOBER 31, 2007 AND 2006

CONTENTS

Report of Independent Registered Accounting Firm

13

Balance Sheets

14

Statements of Operations

15

Statements of Cash Flows

16

Statement of Changes in Stockholders' Deficit

17

Notes to Financial Statements

18 - 24

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Modena 1, Inc (A Development Stage Company)

We have audited the accompanying balance sheets of Modena 1, Inc (A Development Stage Company) as of October 31, 2007 and 2006 and the related statements of operations, changes in stockholders’ deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Modena 1, Inc (A Development Stage Company) as of October 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s operating losses, negative working capital, and total capital deficiency raise substantial doubt about its ability to continue as a going concern. Note 2 also describes management’s plans to address these financial matters. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DNTW Chartered Accountants, LLP

Markham, Canada

February 22, 2008

MODENA 1, INC.
(A Development Stage Company)

BALANCE SHEETS
AS AT 31 OCTOBER 2007

	2007	2006
ASSETS
Current Assets:
Cash and cash equivalents	$2,027	-
Total Current Assets	2,027	-

Total Assets	$2,027	-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$5,300	5,864
Total Current Liabilities	5,300	5,864

Long Term Liabilities
Convertible note	3,567	-
Total Long Term Liabilities	3,567

Total Liabilities	8,867	5,864

STOCKHOLDERS' DEFICIT
Capital stock - $.001 par value, 100,000,000 common shares authorized, 100,500
common shares outstanding (2006 – 100,000)	101	100
Additional paid in capital	16,960	13,636
Deficit accumulated during the development stage	(23,899)	(19,600)
Total Stockholders' Deficit	(6,840)	(5,864)

Total Liabilities and Total Stockholders' Deficit	$2,027	-

MODENA 1, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
For the Years Ended October 31, 2007 and 2006, and Cumulative from November 18, 2003 (Date of Inception) Through October 31, 2007

			November 18, 2003
			(Date of Inception)
			Through
			October 31,
	2007	2006	2007

Revenues	$-	-	-

Expenses
Professional fees	3,630	6,592	17,760
Interest expense	282	-	282
Office and Administrative	207	797	5,570
Foreign exchange loss	180	107	287
Total Operating Expenses	4,299	7,496	23,899

Net Loss	$(4,299)	(7,496)	(23,899)

Loss Per Common Share - Basic	$(0.04)	(0.07)
and Diluted

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	100,500	100,000

MODENA 1, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
For the Years Ended October 31, 2007 and 2006, and Cumulative from
November 18, 2003 (Date of Inception) Through October 31, 2007
			November 18, 2003
			(Date of Inception)
			Through
			October 31
	2007	2006	2007

Cash Flows from Operating Activities
Net loss	$(4,299)	(7,496)	(23,899)
Adjustments to reconcile net loss to net cash used by
Operating activities:
Stockholder contributions	110	13,636	13,746
Interest accrued on convertible note	282	-	282
Changes in assets and liabilities
Accounts payable and accrued liabilities	(564)	325	5,300

Cash flows used in operating activities	(4,471)	6,465	(4,571)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from convertible note	6,000	-	6,000
Proceeds from issuance of common stock	500	-	600
Advances from related party	-	(6,465)	-

Cash flows provided by financing activities	6,500	-	6,600

Net Increase in Cash	2,027	-	2,027

Cash and Cash Equivalents, beginning of year	-	-	-

Cash and Cash Equivalents, end of year	$2,027	-	2,027

Supplemental Cash Flow Information

Interest paid		-	-
Income taxes paid		-	-

MODENA 1, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM INCEPTION THROUGH 31 OCTOBER 2007
			Deficit
			Accumulated	Additional
	Number of	Capital	During the	Paid-In	Total
	Shares	Stock	Development Stage	Capital	Stockholders' Equity
Stock issued on acceptance of incorporation expenses on November 18, 2003	100,000	$100	$-	$-	$100
Net loss	-	-	(3,350)	-	(3,350)
Balance, 31 October 2004	100,000	$100	$(3,350)	$-	$(3,250)
Net loss	-	-	(8,754)	-	(8,754)
Balance, 31 October 2005	100,000	$100	$(12,104)	$-	$(12,004)
Stockholder contributions				13,636	13,636
Net loss	-	-	(7,496)	-	(7,496)
Balance, 31 October 2006	100,000	$100	$(19,600)	$13,636	$(5,864)
Stock issued	500	1	-	499	500
Stockholder contributions	-	-	-	110	110
Discount on Convertible Note	-	-	-	2,715	2,715
Net loss			(4,299)		(4,299)
Balance, 31 October 2007	100,500	$101	$(23,899)	$16,960	$(6,840)

MODENA 1, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
October 31, 2007 and 2006

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

The Company has been formed to provide a method for a foreign or domestic non-public company to become an SEC reporting (publicly traded) company whose securities are qualified for trading in the United States securities market.

2.

Going Concern Assumption

These accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $3,273 and has no current revenue stream. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

The Company's ability to continue as a going concern is also contingent upon its ability to complete certain capital formation activities and generate working capital operations in the future. Management's plan in this regard is to secure additional funds through equity financing activities, and from loans made by the Company's stockholder.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the inability of the Company to continue as a going concern.

MODENA 1, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
October 31, 2007 and 2006

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

a)

Fair Value of Financial Instruments

As of October 31, 2007 and 2006, the carrying value of accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments.

b)

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period. As of October 31, 2007, a deferred tax asset (which arises solely as a result of net operating losses), has been entirely offset by a valuation reserve due the uncertainty that this asset will be realized in the future.

c)

Earnings or Loss Per Share

The Company adopted SFAS No.128, Earnings per Share which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

There were no dilutive financial instruments for the years ended October 31, 2007 and 2006.

MODENA 1, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
October 31, 2007 and 2006

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

f)

Cash and Cash Equivalents

Cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

g)

Beneficial Conversion Feature of Convertible Note

In accordance with Emerging Issues Task Force (“EITF”) No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF No. 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments, the Company recognized the advantageous value of conversion rights attached to convertible note. Such rights gives the holder the ability to convert debt into shares of common stock at a price per share that is less than the fair market value of the common stock on the day the loan is made to the Company. The beneficial value was calculated as the intrinsic value of the beneficial conversion feature of the convertible note and the related accrued interest and was recorded as a discount to the related debt and an addition to additional paid in capital. The discount was calculated as $2,715 and, using the effective interest rate, is being amortized over the life of the convertible note.

MODENA 1, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
October 31, 2007 and 2006

h)

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

MODENA 1, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
October 31, 2006 and 2005

h)

Recent Accounting Pronouncements (Continued)

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

5.

Promissory Note

In July 2007, the Company received proceeds of $6,000 and issued a convertible note to an unrelated party.  The loan bears a stated interest rate of 5% per annum, is unsecured and the principal amount of $6,000 plus all accrued interest is due on July 2, 2010.  In addition, the holder has the option at any time to convert all or part of the outstanding principal and interest amount into common shares of the Company.  The number of common shares that shall be issued upon conversion of the note shall be determined by the holder and the Company, where the price cannot be greater than the price per common share issued by the Company in the next round of financing.

In accordance with EITF 98-5, the Company evaluated the conversion feature embedded in the debt instrument and concluded that a beneficial conversion feature exists since the stated interest rate is below the interest rate on that of similar loans.  An estimated discount rate of 25% was determined based on the Company’s current capital structure and the discount on the loan was determined to be the beneficial conversion feature embedded in the convertible note and was recorded as an addition to additional paid-in capital and as a reduction in the loan payable balance.  The discount, calculated as $2,715, will be amortized over the life of the loan using the effective interest method with the amortized portion recorded as interest expense.  For the year ended October 31, 2007, interest expense of $282 was recorded on the loan.

6.

Capital Stock

Authorized

100,000,000 common shares, par value $0.001 per share

2007

2006

Issued

100,500 (2006 – 100,000) common shares

  $    100                             $      100

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.

MODENA 1, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
October 31, 2007 and 2006

7.

Income Taxes

The Company has paid no federal or state income taxes.  As of October 31, 2007, the Company has net operating loss carryforwards of $23,899 which, if unused, will begin to expire in 2023.  The tax effect, at the statutory state and federal rates of 23.7%, of the operating loss carryforwards and temporary differences at October 31, 2007 and 2006 are as follows:

	2007	2006

Deferred income tax assets
Net operating loss carryforwards	$ 5,664	4,645
Valuation allowance	(5,664)	(4,645)

Deferred income taxes	$ -	-

The following is the reconciliation of the income tax benefit computed using the federal statutory rate to the provision for income taxes:

	2006	2005

Expected income tax recovery at the statutory rates
of 23.7%,	$ (1,019)	(1,777)
Losses availbale for carryforward	1,019	1,777

Provision for income taxes	$ -	-

8.

Related Party Transactions

All related party transactions are recorded at their exchange amounts.  During the year ended October 31, 2007, a shareholder paid $2,428 relating to accounting and filing fees on behalf of the Company.  Since inception, the shareholder has advanced funds for professional fees and other office and general expenses in the amount of $13,746.  During the current quarter, the shareholder has waived reimbursement of these expenses and considered these advances as a contribution to capital.  Accordingly, the contributions have been recorded as additional paid-in capital.

Item 8A.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this annual report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures are effective in ensuring that material information relating to the Company required to be disclosed in the Company’s periodic SEC filings is made known to them in a timely manner.

.

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

None.

PART III

ITEM 9.

Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Directors and Officers

We have one Director and Officer as follows:

Name                              Age                 Position

Sang-Ho Kim                  43                   President/CEO/Director

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

Sang-Ho Kim, B.SC, P. Eng., President and Chairman:

Sang-Ho Kim acquired all of the outstanding common shares of the Company on May 12, 2005.  Mr. Kim was the former President and Chairman of Edgetech Services Inc. for 7 years and co-founder of Edgetech Services Inc.  He was primarily responsible for building Edgetech Services from a 3-person startup to a successful consulting practice.

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

Form 8-K Filed on July 19, 2007 reporting change of Certifying Accountant.

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

Date: September 9, 2008

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

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Sang-Ho Kim, President and Chief Executive Officer of Modena 1, Inc. (the “Company”) do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.  This Annual Report on 10KSB of the Company for the period ended October 31, 2007 as filed with the Securities and Exchange Commission (the “report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: September 9, 2008

/s/ Sang-Ho Kim

_______________________

Sang-Ho Kim

President and Chief Executive Officer

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended October 31, 2007 and 2006 were $2,000 and Nil respectively.

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

All Other Fees

The Company incurred fees during the last two fiscal years ended October 31, 2007 and 2006 were $3,583 and $8,340 for services rendered by the Company’s principal accountants relating to the preparation of quarterly financial statements for inclusion in the Company's quarterly reports on Form 10QSB.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

No disclosure necessary.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MODENA 1, INC.
Registrant

Date:

September 9, 2008

By:

/s/ Sang Ho Kim
_______________________
Sang Ho Kim
President, Chief Executive Officer,
Chief Financial Officer and Principal Accounting Officer