Form 10-Q
period 2008-09-30
MODENA I INC
filed 2008-12-19
CIK 1271073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

Yes [X]No [  ]

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  Yes [X]  No [  ]

As of September 14, 2008, 106,100 shares of Common Stock, par value $0.001 per share, were outstanding.

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

INTERIM FINANCIAL STATEMENTS

NINE MONTHS ENDED JULY 31, 2008 AND 2007

UNAUDITED

MODENA 1, INC.
(A Development Stage Company)
BALANCE SHEETS

	July 31, 2008 (Unaudited)	October 31, 2007 (Audited)

ASSETS
Current Assets
Cash and cash equivalents	$210	2,027
Total Current Assets	210	2,027

Total Assets	210	2,027

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accrued liabilities	$2,935	5,300
Total Current Liabilities	2,935	5,300

Long Term Liabilities
Convertible note	4,295	3,567
Total Long Term Liabilities	4,295	3,567

Total Liabilities	7,230	8,867

STOCKHOLDERS' DEFICIT
Common Stock - $.001 par value, 100,000,000 shares authorized, 106,100 shares issued and outstanding	106	100
Additional paid-in capital	27,004	16,960
Deficit accumulated during the development stage	(34,131)	(23,900)
Total Stockholders' Deficit	(7,021)	(6,840)

Total Liabilities and Total Stockholders' Deficit	$210	2,027

 (See accompanying notes to the financial statements)

MODENA 1, INC.
(A Development Stage Company)
Unaudited
STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended July 31, 2008 and 2007, and Cumulative from November 18, 2003 (Date of Inception) Through July 31, 2008
					November 18, 2003
	Three Months	Three Months	Nine Months	Nine Months	(Date of Inception)
	Ended	Ended	Ended	Ended	Through
	July 31,	July 31,	July 31,	July 31,	July 31,
	2008	2007	2008	2007	2008

Revenues	$-	-	-	-	-

Expenses
Professional fees (recovery)	1,616	(1,794)	6,893	(1,794)	24,654
Interest expense	258	18	728	18	1,010
Office and administrative	68	-	1,925	109	7,495
Foreign exchange loss	-	180	685	180	972
Total operating expenses	1,942	(1,596)	10,231	(1,487)	34,131

Net Earnings (Loss)	$(1,942)	1,596	(10,231)	1,487	(34,131)

Earnings (Loss) per Common Share - Basic and Diluted	$(0.02)	0.02	(0.10)	0.01

Weighted average number of common shares outstanding during the periods - basic and diluted	106,100	100,000	105,025	100,000

(See accompanying notes to the financial statements)

MODENA 1, INC.
(A Development Stage Company)
Unaudited
STATEMENTS OF CASH FLOWS
For the Nine Months Ended July 31, 2008 and 2007, and Cumulative from November 18, 2003 (Date of Inception) Through July 31, 2008
			November 18, 2003
	Nine Months	Nine Months	(Date of Inception)
	Ended July 31,	Ended July 31,	Through July 31,
	2008	2007	2008
Cash Flows from Operating Activities
Net earnings (loss)	$(10,231)	1,487	(34,131)
Adjustments to reconcile net loss to net cash used by
Operating activities:
Interest accrued on convertible note	728	-	1,010
Changes in assets and liabilities
Accrued liabilities	(2,364)	(5,864)	2,935
Cash flows used in operating activities	(11,867)	(4,377)	(30,186)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from Promissory Note	-	4,268	6,000
Proceeds from issuance of common stock	5,600	-	6,200
Stockholder Contributions	4,450	109	18,196
Advances from related party	-	-
Cash flows provided by (used in) financing activities	10,050	4,377	30,396

Net (Decrease) Increase in Cash	(1,817)	-	210

Cash and Cash Equivalents beginning of period	2,027	-	-

Cash and Cash Equivalents end of period	$210	-	$210

Supplemental Cash Flow Information
Interest paid	-	-	-
Income taxes paid	-	-	-

(See accompanying notes to the financial statements)

MODENA 1, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

July 31, 2008 and 2007

Unaudited

1.

History, Organization, and Development Stage Activities

Modena I, Inc. is a development stage company which was incorporated under the laws of the State of Delaware on November 18, 2003.  From inception to September 2007, the Company was focused on providing a vehicle for a foreign or domestic non-public company to become an SEC reporting (publicly-traded) company. To this end, we intended to locate and negotiate with a business entity for the combination of that target company with the Company.  Since September 2007, the Company has shifted its focus to becoming a wind and hydro electric energy generation company.

2.

Going Concern Assumption

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $2,725, and has no current operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might he necessary should the Company be unable to continue as a going concern.

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

July 31, 2008 and 2007

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

b)

Recent Accounting Pronouncements

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles. FASB Statement No. 162 defines the order in which accounting principles that are generally accepted should be followed. FASB Statement No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board (“PCAOB”) amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. Management believes the adoption of this pronouncement does not have a material impact on the Company's consolidated financial statements.

MODENA 1, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

July 31, 2008 and 2007

Unaudited

4.

Capital Stock

Authorized

100,000,000 common shares, par value $0.001 per share

Issued

July 31,

October 31,

  2008

      2007

Issued

106,100 (October 31, 2007 – 100,500) common shares

 $    106                 $      100

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.

5.

Related Party Transactions

During the three and nine months ended July 31, 2008, $4,450 was paid by shareholder contribution for professional fees, which were waived for reimbursement. Since inception, the shareholder has advanced funds for professional fees and other office and general expenses in the amount of $18,196.  The shareholder has waived reimbursement of these expenses and considered these advances as a contribution  to capital.  Accordingly, the contributions have been recorded as additional paid-in capital.

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

The Company has begun preliminary investigation into wind and hydro energy technologies and has been researching wind and hydro electric energy properties and project opportunities.  The Company is also focusing on developing its economic models and financial forecasts while attempting to raise capital.

The Company plans to complete the following stages of development within the next twelve months of operations:

1.

Site and Development Partner Identification and Agreement — Identify regions that are economically viable for wind or hydro turbine development and development partners that would be appropriate for a particular project. We would then have to finalize an agreement with a development partner before proceeding.

2.

Data Collection — For the wind energy projects this involves location mapping and wind resource data monitoring and collection using meteorological instruments especially anemometers which read wind-speed and direction among other things. For hydro-electric projects, this involves location mapping and water resource data monitoring and collection using acoustical current instruments, as well as recorded and ongoing data collected by publicly-accessible stations.

Results of Operation

The Company did not have any operating income from inception (November 18, 2003) through July 31, 2008.  Our major expenses since inception have been legal, accounting, audit and filing fees relating to filing our quarterly and annual financial statements.

Liquidity and Capital Resources

Modena generated a loss of $34,131 from November 18, 2003 (inception) to July 31, 2008, and has an accumulated deficit of $34,131 and negative working capital of $2,725 as of such period. These results raise substantial doubt as to our ability to continue as a going concern. Over the next twelve months, we anticipate expenses will be approximately $35,000, which includes administrative costs, including professional fees and general business expenses, including costs related to complying with our filing obligations as a reporting company. Our sole executive officer, Mr. Sang Ho Kim has indicated that he is prepared to loan such funds to us for these expenses, but there are no formal arrangements in this regard and he is not legally obligated to loan funds to us.

As our operations become more complex, it is anticipated that these costs will increase. We do not have sufficient funds on hand to cover these expenses.  Our cash on hand, $210 as of July 31, 2008, will not be sufficient to implement operational activities during the next 12 months and we will require at least $400,000 additional funding to implement our business plan.

The table below sets forth the anticipated expenses for the next 12 months:

	Amount Allocated	Amount Expended	Estimated Completion

Marketing Materials/Website	$ 20,000		Use as needed
Legal/Accounting	$ 50,000		Use as needed
SEC Reporting	$25,000		Use as needed
Computer Systems	$6,000		Use as needed
Wind/Hydro Monitors	$80,000		Use as needed
Consultants	$ 80,000
General Administration			Use as needed
Meals & Entertainment	$6,000		Use as needed
Insurance	$6,000		Use as needed
Office Supplies	$6,000		Use as needed
Salaries	$80,000		Use as needed
Professional Fees	$7,000		Use as needed
Rent	$6,000		Use as needed
Telephone/Mobile	$6,000		Use as needed
Travel	$20,000		Use as needed
Utilities	$2,000		Use as needed
Total	$400,000.00

We have allocated approximately $139,000 towards general business purposes. Of this amount, $6,000 is intended to be used to computer hardware and software, $6,000 will be used to purchase general office supplies and $87,000 is set aside for salaries and other professional expenses.

We will not generate any revenues in the next twelve months and we will be required to raise additional capital by issuing equity or debt securities in exchange for cash in order to continue as a going concern. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

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

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive and financial officer has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-Q and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive and financial officer.

Our Chief Executive Officer and Chief Financial Officer (the “Certifying Officer”) maintain a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 are recorded, is accumulated and communicated to management timely.  Under the supervision and with the participation of management, the Certifying Officer evaluated the effectiveness of the design and operation of our disclosure controls and (as defined in accordance with section 240.13a-15e or section 240.15d-15e of the Exchange Act Rules) as of July 31, 2008.   Based upon that evaluation (the evaluation of the controls and procedures was required by paragraph (b) of section 240.13a-15 or 240.15d-15 of the Exchange Act Rules) the Certifying Officer concluded that our disclosure controls and procedures are effective in timely alerting him to material information relative to our Company required to be disclosed in our periodic filings with the SEC.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not sell any unregistered equity securities during the three months ended July 31, 2008.

The Company has a total of 106,100 common shares issued and outstanding held by 41 individuals, including 100,000 shares held by Sang-Ho Kim, the President and CEO of the Company.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

There has not been any matter submitted to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise, during the three months ended July 31, 2008.

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

  MODENA 1, INC.

Date: Dwecember 18, 2008

By:

/s/ Sang Ho Kim

Name:

Sang Ho Kim

Title:

President, Chief Executive Officer

and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT 31.1

CERTIFICATION PURSUANT TO 18 U.S.C. § 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Sang Ho Kim, the President, Chief Executive Officer and Chief Financial Officer of Modena 1, Inc. (“Modena 1”) certify that:

1.

I have reviewed this Quarterly Report on Form 10-Q of Modena 1 for the period ended July 31, 2008;

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

Date: December 18, 2008

By:

/s/ Sang Ho Kim

Name:

Sang Ho Kim

Title:

President, Chief Executive Officer

and Chief Financial Officer (Principal Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Modena 1, Inc. (the “Company”) for the period ended July 31, 2008 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sang Ho Kim, the President, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly present, in all material respects, the financial condition and results of operations of the Company.

Date: December 18,  2008

By:

/s/ Sang Ho Kim

Name:

Sang Ho Kim

Title:

President, Chief Executive Officer

and Chief Financial Officer (Principal Accounting Officer)