Form 10-K/A
period 2008-10-31
MODENA I INC
filed 2008-12-31
CIK 1271073

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2008

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

Yes [X] No [  ]

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  Yes [X]  No [  ]

State the number of shares outstanding of each of the issuer’s classes of common equity, as of  December 31, 2008:   110,100 shares of common stock.

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

26

ITEM 8B.

Other Information

26

PART III

ITEM 9.

Directors, Executive Officers, Promoters And Control Persons,

Compliance With Section 16(a) Of The Exchange Act

27

ITEM 12.

Certain Relationships And Related Transactions

28

ITEM 13.

Index To Exhibits And Reports On Form 8-K

28

ITEM 14.

Principal Accountant Fees And Services

33

SIGNATURES

34

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

Historical

Modena I, Inc. is a development stage company which was incorporated under the laws of the State of Delaware on November 18, 2003.  The Company was formed to provide a method for a foreign or domestic non-public company to become an SEC reporting (publicly-traded) company whose securities are qualified for trading in the United States securities markets. To this end, we intend to locate and negotiate with a business entity for the combination of that target company with the Company. Any business combination may take the form of a merger, stock-for-stock exchange or stock-for-assets exchange.

Since September 2007, we have been conducting preliminary investigation into the wind and hydro energy industry and we have been attempting to locate a suitable property with commercial wind or hydro resource potential. There can be no assurances that the Company will be successful in locating or negotiating with any target company, especially one involved in the wind and hydro energy industry. Currently, the company has no operations or prospects with which to complete a business combination.

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

Our business is subject to numerous risk factors, including the following:

Risk Factors Relating to Our Company

1.

We will require additional funds to achieve our current business strategy. Our inability to obtain additional financing will result in the failure of our business.

We have determined that our current operating funds are not sufficient to complete our intended business objectives. As of October 31, 2008, we had cash on hand in the amount of approximately $210. From October 2007 to July 2008, we conducted a private placement of shares of our common stock, in which we sold 6,100 shares for the purchase price of $1.00 per share and generated $6,100 in gross proceeds. We have used the proceeds from the private placement to fund professional expenses associated with the registration of this offering. We will therefore need to raise additional capital in order to cover the costs of implementing our business plan. We do not have any arrangements in place for debt financing or the sale of our securities.

The most likely sources of future funds that will be available to us are through debt financing and through the sale of equity capital. We will only be able to secure debt financing for project development if we are able to prove that a wind or hydro project would be economically feasible to develop and operate.

2.

Because we have not commenced business operations, we face a high risk of business failure.

We have not yet commenced business operations and accordingly, we have no way to evaluate the likelihood that our business will be successful.  We were incorporated on November 18, 2003 and to date have been involved primarily in business planning activities, including researching wind and hydro energy technologies, developing our economic models and financial forecasts, performing due-diligence regarding potential development partners, investigating wind and hydro electric energy properties and project opportunities and raising capital.

Potential investors should be aware of the difficulties normally encountered by development stage companies and the high rate of failure of such enterprises. Prior to earning revenue from operations, of which there is no assurance, we will likely incur costs of at least $35,000 over the next 12 months and additional costs of $400,000 are anticipated in the development of our business. We therefore expect to incur significant losses in the foreseeable future. If we are unable to find development partners, obtain an interest in a suitable property and erect a wind or hydro turbine on it, we will not earn profits or be able to continue operations.

3.

Because our continuation as a going concern is in doubt, we will be forced to cease business operations unless we can generate profitable operations in the future.

We have incurred losses since our inception. The Company has a working capital deficit of $2,725 and has no revenue stream. Further losses are anticipated in the development of our business. As a result, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. If we cannot raise additional capital to meet our obligations, we will be insolvent and will cease business operations.

4.

If we are not able to obtain agreements with development partners for our wind or hydro turbine energy generation projects, our business will fail.

We anticipate that we will develop energy generation projects only with development partners. As of the date of this filing, we have not entered into a formal agreement with any development partners to study, develop or operate a specific project.

Even if we are able to reach an agreement with a development partner, we may not be able to obtain the financing necessary to complete the project. If we are unable locate suitable development partners or to develop an economically viable project, our business will fail.

5.

If we are not able to locate a suitable property with commercial wind or hydro resource potential, our business will fail.

We have not entered into an agreement to place monitoring equipment on a specific property to determine whether it possesses a commercial wind or hydro resource to justify the erection of wind or hydro turbines. A wind resource on a property is measured by erecting a meteorological tower at the intended location that determines wind speeds and variances over the course of a year. A water resource is demonstrated by placing an acoustic current measuring device that determines water flows and variances at the intended location over the course of a year.

Even if we are able to determine that a commercial wind or hydro resource exists, we do not have the funds currently and may not be able to obtain the financing necessary in the future to complete its lease or purchase. If we are unable to acquire a suitable property interest with commercial wind or hydro resource potential, our business will fail.

6.

Even if we demonstrate a commercial wind or water resource on a property, future changes in weather patterns could negatively impact our business, reducing potential profitability or causing our business to fail.

Changes in weather patterns may affect our ability to operate a wind or water electric energy project on any property we acquire. Wind data that we collect from a meteorological tower may vary from results actually achieved when a wind turbine is installed. Similarly, water flow data that we collect may differ from the actual results when water power turbines are installed. Changing global environmental and weather conditions may also affect the reliability of the data relating to a property.

Any wind or water resource that we develop, no matter where it is located, would be subject to variations in wind or water and changes in worldwide climatic conditions. Sudden or unexpected changes in environmental and meteorological conditions could reduce the productivity of our wind or water projects. Climatic weather patterns, whether seasonal or for an extended period of time, resulting in lower, inadequate and/or inconsistent wind speed or water to propel the wind or water turbines may render our projects incapable of generating adequate, or any, electric energy.

7.

Our ability to erect a power generating facility on a property will be contingent upon us obtaining environmental and municipal permits. If we cannot acquire these permits, our business will fail.

In order to erect wind or hydro electric turbines on a property, we must excavate portions of the land and install concrete and mechanical structures. Before we commence this, we will need to obtain environmental and municipal permits from the government and the town responsible for the property interest we acquire. Depending on environmental impact, our proposed land disturbance may be unacceptable to these government bodies. In addition, the wind or hydro electric turbines themselves may be seen to have a negative impact on the environment or the aesthetics of the region. These factors may prevent us from obtaining necessary permits. In such circumstances, we would be forced to abandon our business plan.

8.

If we cannot find a party to purchase electricity from us on acceptable terms, we will not be able to establish a wind or hydro project and our business will fail.

Even if we demonstrate a significant wind or water resource on a property we locate and that we obtain an interest in, we may not be able to secure a purchaser for any electricity that we produce on acceptable terms. Without a purchaser for electricity that we potentially produce from a wind or hydro turbine project, we will not be able to proceed with our business plan.

9.

Because management does not have any technical experience in the hydro and wind energy sector, our business has a higher risk of failure.

Management does not have technical training in the field of hydro and wind energy operations. As a result, we may not be able to recognize and take advantage of opportunities in the in the hydro and wind energy sector without the aid of qualified consultants. As well, with no direct training or experience, our management may not be fully aware of the specific requirements related to working in the hydro and wind energy industry. Management’s decisions and choices may not be well thought out and our operations, earnings and ultimate financial success may suffer irreparable harm as a result.

10.

If we are unable to hire and retain key personnel, then we may not be able to implement our business plan.

We depend on the services of our sole executive officer and our directors and our success depends on the continued efforts of such individuals to manage our business operations.  The loss of the services of Mr. Sang Ho Kim and Surendran Shanmugam could have a negative effect on our business, financial condition and results of operations. In addition, our success in expanding our business operations is largely dependent on our ability to hire highly qualified personnel, especially specialized consultants and engineers. In addition, we may lose employees or consultants that we hire due to higher salaries and fees being offered by competitors or other businesses in the industry.

11.

Because we will incur significant costs complying with our obligations as a reporting issuer, our ability to attain profitable operations will be adversely impacted.

Upon the effectiveness of the registration statement containing this prospectus, we will be required to file periodic reports with the Securities & Exchange Commission, including financial statements and disclosure regarding changes in our operations. We anticipate that we will incur approximately $25,000 per year in order to comply with these reporting requirements. As our operations become more complex, it is anticipated that these costs will increase. These compliance costs will be charged to operations and will negatively impact our ability to attain profitable operations.

12.

Our sole executive officer, Sang-Ho Kim, may devote less than full time to our business, which may reduce our revenues.

In his capacity as the Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary, and Director of Modena I, Inc., Sang-Ho Kim’s time is split between his position of owner of Edgetech Ventures, Inc., to which he currently devotes 20 hours per week. He anticipates that during the next twelve months he will devote approximately 70% of his time to our business. Sang-Ho Kim may not be able to devote the time necessary to our business to assure successful implementation of our business plan.

13.

Our management decisions are made by Sang-Ho Kim and Surendran Shanmugam, if we lose their services, our revenues may be reduced.

The success of our business is dependent upon the expertise of management, Sang-Ho Kim and Surendran Shanmugam. Because they are essential to our operations, you must rely on their management decisions. We have not obtained any key person life insurance relating to them. If we lose their services, we may not be able to hire and retain other management with comparable experience. As a result, the loss of the services of Sang-Ho Kim and Surendran Shanmugam could reduce our revenues.

14.

Our sole executive officer and directors own a majority of the outstanding shares of our common stock, and other stockholders may not be able to influence control of the company or decision making by management of the company.

Our sole executive officer and directors presently own, in the aggregate 95.1% of our outstanding common stock.  As a result, our executive officer and directors have substantial control over all matters submitted to our stockholders for approval including the following matters: election of our board of directors; removal of any of our directors; amendment of our Certificate of Incorporation or bylaws; and adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.  Other stockholders may find the corporate decisions influenced by our executive officers are inconsistent with the interests of other stockholders.  In addition, other stockholders may not be able to change the directors and officers, and are accordingly subject to the risk that management cannot manage the affairs of the company in accordance with such stockholders’ wishes.

RISK FACTORS RELATING TO OUR COMMON STOCK

15.

We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $.001 per share, of which 110,100 shares are currently issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

16.

Our common stock is subject to the "penny stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks; and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must: (i) obtain financial information and investment experience objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Security and Exchange Commission relating to the penny stock market, which, in highlight form: (i) sets forth the basis on which the broker or dealer made the suitability determination; and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

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

Because we do not intend to pay any cash dividends on our shares of common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them at a price higher than that which they initially paid for such shares.

17.

The market for penny stocks has experienced numerous frauds and abuses which could adversely impact investors in our stock.

We believe that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;

•

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

The wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

18.

The offering price of our common stock could be higher than the market value, causing investors to sustain a loss of their investment.

The price of our common stock in this offering has not been determined by any independent financial evaluation, market mechanism or by our auditors, and is therefore, to a large extent, arbitrary. Our audit firm has not reviewed management's valuation, and therefore expresses no opinion as to the fairness of the offering price as determined by our management. As a result, the price of the common stock in this offering may not reflect the value perceived by the market. There can be no assurance that the shares offered hereby are worth the price for which they are offered and investors may therefore lose a portion or all of their investment.

19.

State securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell the shares offered by this prospectus.

Secondary trading in common stock sold in this offering will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted thus causing you to realize a loss on your investment.

20.

Currently, there is no public market for our securities, and there can be no assurances that any public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

There has not been any established trading market for our common stock, and there is currently no public market whatsoever for our securities. Additionally, no public trading can occur until we file and have declared effective a Registration Statement with the US Securities and Exchange Commission (“SEC”). We have not determined whether or when we will file a Registration Statement. There can be no assurances as to whether, subsequent to registration with the SEC:

•

any market for our shares will develop;

•

the prices at which our common stock will trade; or

•

the extent to which investor interest in us will lead to the development of an active, liquid trading market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of the Company and general economic and market conditions.  No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

21.

If a market develops for our shares, sales of our shares relying upon rule 144 may depress prices in that market by a material amount.

The majority of the outstanding shares of our common stock held by present stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended.

As restricted shares, these shares may be resold only pursuant to an effective registration statement, such as this one (for the shares registered hereunder) or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. On November 15, 2007, the Securities and Exchange Commission adopted changes to Rule 144, which, would shorten the holding period for sales by non-affiliates to six months (subject to extension under certain circumstances) and remove the volume limitations for such persons.   The changes became effective in February 2008. Rule 144 provides in essence that an affiliate who has held restricted securities for a prescribed period may, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed 1.0% of a company's outstanding common stock. The alternative average weekly trading volume during the four calendar weeks prior to the sale is not available to our shareholders being that the Over the Counter Bulletin Board (“OTCBB”) (if and when listed thereon) is not an "automated quotation system" and, accordingly, market based volume limitations are not available for securities quoted only over the OTCBB. As a result of the revisions to Rule 144 discussed above, there is no limit on the amount of restricted securities that may be sold by a non-affiliate (i.e., a stockholder who has not been an officer, director or control person for at least 90 consecutive days) after the restricted securities have been held by the owner for a period of six months, if the Company has filed its required reports..  A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

22.

We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

If we become registered with the SEC, we will be required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting. We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees.

23.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and the Nasdaq Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or the Nasdaq Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted these measures.

Because all our directors are non-independent, we do not currently have independent audit or compensation committees. As a result, the director has the ability, among other things, to determine his own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations.

24.

The costs to meet our reporting and other requirements as a public company subject to the Exchange Act of 1934 will be substantial and may result in us having insufficient funds to expand our business or even to meet routine business obligations.

If we become a public entity, subject to the reporting requirements of the Exchange Act of 1934, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $25,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume will be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. As a result, we may not have sufficient funds to grow our operations.

Item 2.  Description of Property.

Our executive offices are located at the residence of our President and Chief Executive Officer. Mr. Kim provides such office to the Company at no charge. We believe that this space is adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities, or other forms of property.

We do not intend to renovate, improve, or develop properties. We are not subject to competitive conditions for property and currently have no property in insure. We have no policy with respect to investments in real estate or interests in real estate and no policy with respect to investments in real estate mortgages. Further, we have no policy with respect to investments in securities of or interests in persons primarily engaged in real estate activities.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

During the period ending October 31, 2008, there has not been any matter which was submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise.

PART II

Item 5.

Market for Common Equity and Related Stockholder Matters

Market Information

The common stock of the Company has never been traded.  It has not yet obtained a trading symbol.

Holders

As of December 31, 2008 there were 110,100 shares of common stock issued and outstanding, 100,000 of which are controlled by Sang-Ho Kim, the Company's sole officer and director.

As of December 31, 2008 there were 41 holders of record of shares of our common stock.

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

Results of Operation

We have earned no revenues from operations from the time of our incorporation on November 18, 2003 to October 31, 2008. We do not anticipate earning any revenues from operations until we have acquired a property and establish a wind or hydro project on such property, secure a power purchase agreement and erect turbines on the land or water, of which there is no guarantee that we will be successful.

We incurred operating expenses in the amount of $38,405 for the period from our inception on November 18, 2003 to October 31, 2008. These operating expenses were comprised of professional fees, including legal and accounting fees, and administrative expenses.

Liquidity and Capital Resources

As shown in the accompanying financial statements, Modena generated a loss of $38,405 from November 18, 2003 (inception) to October 31, 2008, and has an accumulated deficit of $38,405 and negative working capital of $2,725 as of such period. These results raise substantial doubt as to our ability to continue as a going concern. Over the next twelve months, we anticipate expenses will be approximately $35,000, which includes administrative costs, including professional fees and general business expenses, including costs related to complying with our filing obligations as a reporting company. Our sole executive officer, Mr. Sang Ho Kim has indicated that he is prepared to loan such funds to us for these expenses, but there are no formal arrangements in this regard and he is not legally obligated to loan funds to us.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements

ITEM 7. Financial Statements

MODENA 1, INC.

FINANCIAL STATEMENTS

OCTOBER 31, 2008 AND 2007

CONTENTS

Report of Independent Registered Accounting Firm

15

Balance Sheets

16

Statements of Operations

17

Statements of Cash Flows

18

Statement of Changes in Stockholders' Deficit

19

Notes to Financial Statements

20 - 25

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of

Modena 1, Inc (A Development Stage Company)

We have audited the accompanying balance sheets of Modena 1, Inc (A Development Stage Company) as of October 31, 2008 and 2007 and the related statements of operations, changes in stockholders’ deficit, and cash flows for the years ended October 31, 2008 and 2007 and for period from the date of inception (November 18, 2003) to 31 October 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Modena 1, Inc (A Development Stage Company) as of October 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended October 31, 2008 and 2007 and for period from the date of inception (November 18, 2003) to 31 October 2008 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DNTW Chartered Accountants, LLP

Markham, Canada

December 31, 2008

MODENA 1, INC.
(A Development Stage Company)

BALANCE SHEETS
AS AT 31 OCTOBER 2008

	2008	2007
ASSETS
Current Assets:
Cash and cash equivalents	$210	2,027
Total Current Assets	210	2,027

Total Assets	$210	2,027

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$2,936	5,300
Total Current Liabilities	2,936	5,300

Long Term Liabilities
Convertible note	4,569	3,567
Total Long Term Liabilities	4,569	3,567

Total Liabilities	7,505	8,867

STOCKHOLDERS' DEFICIT
Capital stock - $.001 par value, 100,000,000 common shares authorized, 110,100
common shares issued and outstanding (2007 – 100,500)	110	101
Additional paid in capital	31,000	16,960
Deficit accumulated during the development stage	(38,405)	(23,899)
Total Stockholders' Deficit	(7,295)	(6,840)

Total Liabilities and Total Stockholders' Deficit	$210	2,027

MODENA 1, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
For the Years Ended October 31, 2008 and 2007, and Cumulative from November 18, 2003 (Date of Inception) Through October 31, 2008

			November 18, 2003
			(Date of Inception)
			Through
			October 31,
	2008	2007	2008

Revenues	$-	-	-

Expenses
Consulting Expense	4,000	-	4,000
Professional fees	6,893	3,630	24,654
Interest expense	1,002	282	1,284
Office and Administrative	1,925	207	7,495
Foreign exchange loss	685	180	972
Total Operating Expenses	14,505	4,299	38,405

Net Loss	$(14,505)	(4,299)	(38,405)

Loss Per Common Share - Basic	$(0.13)	(0.04)
and Diluted

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	105,858	100,500

MODENA 1, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
For the Years Ended October 31, 2008 and 2007, and Cumulative from
November 18, 2003 (Date of Inception) Through October 31, 2008
			November 18, 2003
			(Date of Inception)
			Through
			October 31
	2008	2007	2008

Cash Flows from Operating Activities
Net loss	$(14,505)	(4,299)	(38,405)
Adjustments to reconcile net loss to net cash used in
Operating activities:
Common stock issued for services	4,000		4,000
Interest accrued on convertible note	1,002	282	1,284
Changes in assets and liabilities
Accounts payable and accrued liabilities	(2,364)	(566)	2,935

Cash flows used in operating activities	(11,867)	(4,583)	(30,186)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from convertible note	-	6,000	6,000
Proceeds from issuance of common stock	5,600	500	6,200
Advances from related party	-	-	-
Stockholder contributions	4,450	110	22,196

Cash flows provided by financing activities	10,050	6,610	34,396

Net (Decrease) Increase in Cash	(1,817)	2,027	210

Cash and Cash Equivalents, beginning of year	2,027	-	-

Cash and Cash Equivalents, end of year	$210	2,027	210

Supplemental Cash Flow Information

Interest paid		-	-
Income taxes paid		-	-

MODENA 1, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM INCEPTION THROUGH 31 OCTOBER 2008
			Deficit
			Accumulated	Additional
	Number of	Capital	During the	Paid-In	Total
	Shares	Stock	Development Stage	Capital	Stockholders' Equity
Stock issued on acceptance of incorporation expenses on November 18, 2003	100,000	$100	$-	$-	$100
Net loss	-	-	(3,350)	-	(3,350)
Balance, 31 October 2004	100,000	$100	$(3,350)	$-	$(3,250)
Net loss	-	-	(8,754)	-	(8,754)
Balance, 31 October 2005	100,000	$100	$(12,104)	$-	$(12,004)
Stockholder contributions				13,636	13,636
Net loss	-	-	(7,496)	-	(7,496)
Balance, 31 October 2006	100,000	$100	$(19,600)	$13,636	$(5,864)
Stock issued	500	1	-	499	500
Stockholder contributions	-	-	-	110	110
Discount on Convertible Note	-	-	-	2,715	2,715
Net loss			(4,299)		(4,299)
Balance, 31 October 2007	100,500	$101	$(23,899)	$16,960	$(6,840)
Stock issued for cash	5,600	5	-	5,595	5,600
Stock issued for service	4,000	4	-	3,996	4,000
Stockholder contributions	-	-	-	4,450	4,450
Discount on Convertible Note	-	-	-	-	-
Net loss			(14,505)		(14,505)
Balance, 31 October 2008	110,100	$110	$(38,404)	$31,000	$(7,295)

MODENA 1, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
October 31, 2008 and 2007

1.

History and Organization

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

2.

Going Concern Assumption

These accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of 2,725 and has no current revenue stream. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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
October 31, 2008 and 2007

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

a)

Fair Value of Financial Instruments

As of October 31, 2008 and 2007, the carrying value of accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments.

b)

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period. As of October 31, 2008, a deferred tax asset (which arises solely as a result of net operating losses), has been entirely offset by a valuation reserve due the uncertainty that this asset will be realized in the future.

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

There were no dilutive financial instruments for the years ended October 31, 2008 and 2007.

MODENA 1, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
October 31, 2008 and 2007

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
October 31, 2008 and 2007

h)

Recent Accounting Pronouncements

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

In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under FAS 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. FAS 161 is effective for us beginning January 1, 2009. We are currently assessing the potential impact that adoption of FAS 161 may have on our financial statements.

In May 2008, the FASB issued FAS 163 (“FAS 163”), “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60”. This Statement interprets Statement 60 and amends existing accounting pronouncements to clarify their application to the financial guarantee insurance contracts included within the scope of this Statement. FAS 163 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In accordance with EITF 98-5, the Company evaluated the conversion feature embedded in the debt instrument and concluded that a beneficial conversion feature exists since the stated interest rate is below the interest rate on that of similar loans.  An estimated discount rate of 25% was determined based on the Company’s current capital structure and the discount on the loan was determined to be the beneficial conversion feature embedded in the convertible note and was recorded as an addition to additional paid-in capital and as a reduction in the loan payable balance.  The discount, calculated as $2,715, will be amortized over the life of the loan using the effective interest method with the amortized portion recorded as interest expense.  For the year ended October 31, 2008, interest expense of $1,002 was recorded on the loan compared to $282 of interest expense recorded for the year ended October 31, 2007.

6.

Capital Stock

Authorized

100,000,000 common shares, par value $0.001 per share

2008

2007

Issued

110,100 (2007 – 100,500) common shares

      $    110                         $      100

Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.

On October 6, 2008, the Company issued 4,000 shares of common stock to a Director, in consideration for the services rendered to the Company in his capacity as a director, valued in the amount of $4,000.

For the year ended October 31, 2008, we issued 6,100 shares of common stock to 40 investors in a private placement.  The consideration paid for such shares was $1.00 per share, amounting in the aggregate to $6,100.

MODENA 1, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
October 31, 2008 and 2007

7.

Income Taxes

The Company has paid no federal or state income taxes.  As of October 31, 2008, the Company has net operating loss carryforwards of $38,405 which, if unused, will begin to expire in 2023.  The tax effect, at the statutory state and federal rates of 23.7%, of the operating loss carryforwards and temporary differences at October 31, 2008 and 2007 are as follows:

	2008	2007

Deferred income tax assets
Net operating loss carryforwards	$ 9,102	$ 5,664
Valuation allowance	(9,102)	(5,664)

Deferred income taxes	$ -	-

The following is the reconciliation of the income tax benefit computed using the federal statutory rate to the provision for income taxes:

	2006	2005

Expected income tax recovery at the statutory rates
of 23.7%,	$ 3,438	$ (1,019)
Losses availbale for carryforward	(3,438)	1,019

Provision for income taxes	$ -	-

8.

Related Party Transactions

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

During the year, $4,450 was paid by shareholder contribution for professional fees, which were waived for reimbursement. Since inception, the shareholder has advanced funds for professional fees and other office and general expenses in the amount of $18,196.  The shareholder has waived reimbursement of these expenses and considered these advances as a contribution to capital.  Accordingly, the contributions have been recorded as additional paid-in capital. The Company incurred expenses relating to consulting services performed by a director and a shareholder for $4,000 which was paid by the issuance of 4,000 of the company’s common shares.

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

None.

PART III

ITEM 9.

Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

Directors and Officers

Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

Name and Business Address	Age	Position

Sang-Ho Kim	44	Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary and Director

Surendran Shanmugan	42	Director

Sang Ho Kim was appointed as our President, Chief Executive Officer, Chief Financial officer and a member of the Board of Directors as of May 12, 2004.  Mr. Kim is also the co-founder, Chairman and President of Edgetech Services, Inc., a public Nasdaq company specializing in internet and IT security, founded in 2001. Mr. Kim is an electrical engineer by profession and has held various management positions throughout his career.

Surendran Shanmugan was appointed as a member of the Board of Directors as of October 6, 2008. Mr. Shanmugam has over 15 years of experience in corporate finance and accounting with major organizations such as Price Waterhouse Coopers (PWC), Allianz Insurance, Nike Canada and INCO. He is also the Founder of SS Financial Services Inc. since May, 2002 which specializes in VC and loan financing. Mr. Shanmugan worked as an accounting manager for Edgetech Services from January to December of 2004.

Neither our sole executive officer nor any of our directors is a director in any other U.S. reporting companies. Our director/officer has not been affiliated with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which the Company’s officer/directors, or any associate of any such officer/directors, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it.

Each director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

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

Date: December 31, 2008

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

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Sang-Ho Kim, President and Chief Executive Officer of Modena 1, Inc. (the “Company”) do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1.  This Annual Report on 10KSB of the Company for the period ended October 31, 2008 as filed with the Securities and Exchange Commission (the “report”), fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: December 31, 2008

/s/ Sang-Ho Kim

_______________________

Sang-Ho Kim

President and Chief Executive Officer

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended October 31, 2008 and 2007 were Nil and $2,000 respectively.

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

All Other Fees

The Company incurred fees during the last two fiscal years ended October 31, 2008 and 2007 were $6,723 and $3,583 for services rendered by the Company’s principal accountants relating to the preparation of quarterly financial statements for inclusion in the Company's quarterly reports on Form 10QSB.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE EXCHANGE ACT BY NON-REPORTING ISSUERS

No disclosure necessary.

SIGNATURES

In accordance with Section 13 or 15 (d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

MODENA 1, INC.
Registrant

Date:

December 31, 2008

By:

/s/ Sang Ho Kim
_______________________
Sang Ho Kim
President, Chief Executive Officer,
Chief Financial Officer and Principal Accounting Officer