Form 10-K/A
period 2008-10-31
MODENA I INC
filed 2009-02-02
CIK 1271073

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

ITEM 8A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The management of the company is required to maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (one individual) as appropriate, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Form 10-KSB for the year ended October 31, 2008 our management, under the supervision of our Chief Executive Officer and Chief Financial Officer (one individual), conducted an evaluation of disclosure controls and procedures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer (one individual) concluded that our disclosure controls and procedures were effective as of the filing date of this Annual Report.

Management's Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control structure and procedures over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f)) under the Exchange Act. Our management conducted an assessment of the effectiveness of our internal control over financial reporting as of October 31, 2008 based on the framework set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer (one individual) concluded that our internal control over financial reporting as of October 31, 2008 were effective.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

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

Date: January 30, 2009

/s/ Sang-Ho Kim

_______________________

Sang-Ho Kim

President, Chief Executive Officer, Chief Financial Officer (Principal Executive Financial and Accounting Officer)

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

I, Sang-Ho Kim, President, Chief Executive Officer, Chief Financial Officer (Principal Executive Financial and Accounting Officer) of Modena 1, Inc. (the “Company”) do hereby certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

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

Date: January 30, 2009

/s/ Sang-Ho Kim

_______________________

Sang-Ho Kim

President, Chief Executive Officer, Chief Financial Officer (Principal Executive Financial and Accounting Officer)

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

MODENA 1, INC.
Registrant

Date:

January 30, 2009

By:

/s/ Sang Ho Kim
_______________________
Sang Ho Kim
President, Chief Executive Officer, Chief Financial Officer (Principal Executive Financial and Accounting Officer)