Form 10-Q
period 2009-01-31
MODENA I INC
filed 2009-03-23
CIK 1271073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

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

Yes ☒ No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

As of March 23, 2009: 110,100 shares of Common Stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format

Yes [  ]  No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]

No [X]

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

  4

Item 2.   Management’s Discussion and Analysis of Financial Condition

10

Item 3    Quantitative and Qualitative Disclosures About Market Risk

12

Item 4T. Control and Procedures

12

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

14

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

14

Item 3.  Defaults Upon Senior Securities

14

Item 4.  Submission of Matters to a Vote of Security Holders

14

Item 5.  Other Information

14

Item 6.  Exhibits

14

Signatures

15

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

MODENA 1, INC.
(A DEVELOPMENT STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED JANUARY 31, 2009 and 2008

UNAUDITED

MODENA 1, INC.
(A Development Stage Company)
Unaudited
BALANCE SHEETS
AS AT 31 JANUARY 2009
(Expressed in United States Dollars)

	January 31,	October 31,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$210	210
Total Current Assets	210	210

Total Assets	210	210

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$20,283	2,936
Total Current Liabilities	20,283	2,936

Long Term Liabilities
Convertible note	4,861	4,569
Total Long Term Liabilities	4,861	4,569

Total Liabilities	25,144	7,505

STOCKHOLDERS' DEFICIT
Capital Stock - $.001 par value, 100,000,000 common shares authorized,
110,100 issued and outstanding (October 31, 2008 – 110,100)	110	110
Additional paid-in capital	33,652	31,000
Deficit accumulated during the development stage	(58,696)	(38,405)
Total Stockholders' Equity	(24,934)	(7,295)

Total Liabilities and Total Stockholders' Equity	$210	210

 (See accompanying notes to the financial statements)

MODENA 1, INC.
(A Development Stage Company)
Unaudited
STATEMENTS OF OPERATIONS
For the Three Months Ended January 31, 2009 and 2008, and Cumulative from November 18, 2003
(Date of Inception) Through January 31, 2009

			November 18, 2003
	Three Months	Three Months	(Date of Inception)
	Ended	Ended	Through
	January 31,	January 31,	January 31,
	2009	2008	2009

Revenues	$-	-	-

Expenses
Consulting expenses			4,000
Professional fees	20,000	-	44,654
Interest expense	292	228	1,576
Office and administrative	-	-	7,494
Foreign exchange loss	$-	-	972
Total operating expenses	20,292	228	58,696

Net Loss	(20,292)	(228)	(58,696)

Loss per Common Share - Basic	$0.18	0.00
and Diluted

Weighted average number of shares outstanding during the periods basic and diluted	110,100	102,899

(See accompanying notes to the financial statements)

MODENA 1, INC.
(A Development Stage Company)
Unaudited
STATEMENTS OF CASH FLOWS
For the Three Months Ended January 31, 2009 and 2008, and Cumulative from November 18, 2003
(Date of Inception) Through January 31, 2009
			November 18, 2003
	Three Months	Three Months	(Date of Inception)
	Ended	Ended	Through
	January 31,	January 31,	January 31,
	2009	2008	2009

Cash Flows from Operating Activities
Net loss	$(20,292)	(228)	(58,696)
Adjustments to reconcile net loss to net cash used by
Operating activities:
Common stock issued for services	-	-	4,000
Interest accrued on convertible note	292	228	1,576
Changes in assets and liabilities
Accounts payable and accrued liabilities	17,347	-	20,283

Cash flows used in Operating Activities	$(2,653)	-	(32,837)

Cash Flows from Investing Activities	$-	-	-

Cash Flows from Financing Activities
Proceeds from convertible note	-	-	6,000
Proceeds from issuance of common stock	$-	5,600	6,200
Advances from related party	-	-
Stockholder contributions	2,653	-	20,847

Cash flows provided by financing activities	$2,653	5,600	33,047

Net Increase in Cash	$-	5,600	210

Cash and Cash Equivalents beginning of period	$210	2,027	-

Cash and Cash Equivalents end of period	$210	7,627	210

Supplemental Cash Flow Information

Interest paid		-	-
Income taxes paid		-	-

MODENA 1, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

January 31, 2009 and 2008

Unaudited

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

2.

Going Concern Assumption

These accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $20,073 and has no current revenue stream. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

January 31, 2009 and 2008

Unaudited

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

In accordance with EITF 98-5, the Company evaluated the conversion feature embedded in the debt instrument and concluded that a beneficial conversion feature exists since the stated interest rate is below the interest rate on that of similar loans.  An estimated discount rate of 25% was determined based on the Company’s current capital structure and the discount on the loan was determined to be the beneficial conversion feature embedded in the convertible note and was recorded as an addition to additional paid-in capital and as a reduction in the loan payable balance.  The discount, calculated as $2,715, will be amortized over the life of the loan using the effective interest method with the amortized portion recorded as interest expense.  For the quarter ended January 31, 2009, interest expense of $292 was recorded on the loan compared to $228 of interest expense recorded for the year ended January 31, 2008.

5.

Related Party Transactions

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

During the year, $2,653 was paid by shareholder contribution for professional fees, which were waived for reimbursement. Since inception, the shareholder has advanced funds for professional fees and other office and general expenses in the amount of $20,848.  The shareholder has waived reimbursement of these expenses and considered these advances as a contribution to capital.  Accordingly, the contributions have been recorded as additional paid-in capital.

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

Results of Operation

The Company did not have any operating income from inception (November 18, 2003) through January 31, 2009.  Our major expenses since inception have been legal, accounting and filing fees relating to filing our S-1 and our quarterly and audited financial statements.  During the three months ended January 31, 2009, the company had $20,000 of accrued legal and accounting expenses and interest expense on our convertible note of $292 as compared to the three months ended January 31, 2008, where the company had only interest expense on our convertible note of $228.

Liquidity and Capital Resources

As shown in the accompanying financial statements, Modena generated a loss of $58,696 from November 18, 2003 (inception) to January 31, 2009, and has an accumulated deficit of $58,696 and negative working capital of $20,073 as of such period. These results raise substantial doubt as to our ability to continue as a going concern. Over the next twelve months, we anticipate expenses will be approximately $35,000, which includes administrative costs, including professional fees and general business expenses, including costs related to complying with our filing obligations as a reporting company. Our sole executive officer, Mr. Sang Ho Kim has indicated that he is prepared to loan such funds to us for these expenses, but there are no formal arrangements in this regard and he is not legally obligated to loan funds to us.

 As our operations become more complex, it is anticipated that these costs will increase. We do not have sufficient funds on hand to cover these expenses.  Our cash on hand, $210 as of January 31, 2009, will not be sufficient to implement operational activities during the next 12 months and we will require at least $400,000 additional funding to implement our business plan.

The table below sets forth the anticipated expenses for the next 12 months:

	Amount Allocated	Amount Expended	Estimated Completion

Marketing Materials/Website	$ 20,000		Use as needed
Legal/Accounting	$ 50,000		Use as needed
SEC Reporting	$25,000		Use as needed
Computer Systems	$6,000		Use as needed
Wind/Hydro Monitors	$80,000		Use as needed
Consultants	$ 80,000
General Administration			Use as needed
Meals & Entertainment	$6,000		Use as needed
Insurance	$6,000		Use as needed
Office Supplies	$6,000		Use as needed
Salaries	$80,000		Use as needed
Professional Fees	$7,000		Use as needed
Rent	$6,000		Use as needed
Telephone/Mobile	$6,000		Use as needed
Travel	$20,000		Use as needed
Utilities	$2,000		Use as needed
Total	$400,000

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

Critical Accounting Policies And Estimates

Our most critical accounting policies, which are those that require significant judgment, include: income taxes and revenue recognition. In-depth descriptions of these can be found in our Annual Report on Form 10-K for the fiscal year ended October 31, 2008 (the “2008 Form 10-K”). There have been no material changes in our existing accounting policies from the disclosures included in our 2008 Form 10-K.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Item 3.    Quantitative and Qualitative Disclosures about Market Risks

We conduct our business in United States dollars. Our market risk is limited to the United States domestic, economic and regulatory factors.

Item 4T. Controls and Procedures

Management's evaluation of disclosure controls and procedures

We maintain disclosure controls and procedures that are designed to be effective in providing reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management to allow timely decisions regarding required disclosure.

In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute assurance of achieving the desired objectives. Also, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based, in part, upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of management, including our chief executive officer and principal financial officer (one individual), of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Based upon that evaluation, management concluded that our disclosure controls and procedures are effective to cause the information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods prescribed by SEC, and that such information is accumulated and communicated to management, including our chief executive officer and principal financial officer (one individual), as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change in our internal controls over financial reporting identified in connection with the requisite evaluation that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not sell any unregistered equity securities during the quarter ended January 31, 2009. The company has a total of 110,100 common shares issued and outstanding held by 41 individuals, including 100,000 shares held by Sang-Ho Kim, the President and CEO of the Company.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

There has not been any matter submitted to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise, during the three months ended January 31, 2009.

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

Date: March 23, 2009

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

CERTIFICATION PURSUANT TO 18 U.S.C. § 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Sang Ho Kim, the President, Chief Executive Officer and Chief Financial Officer of Modena 1, Inc. (“Modena 1”) certify that:

1.

I have reviewed this Quarterly Report on Form 10-Q of Modena 1 for the period ended January 31, 2009;

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

Date: March 23, 2009

By:

/s/ Sang Ho Kim

Name:

Sang Ho Kim

Title:

President, Chief Executive Officer, Chief Financial Officer (Principal Executive Financial and Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Modena 1, Inc. (the “Company”) for the period ended January 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sang Ho Kim, the President, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly present, in all material respects, the financial condition and results of operations of the Company.

Date: March 23, 2009

By:

/s/ Sang Ho Kim

Name:

Sang Ho Kim

Title:

President, Chief Executive Officer, Chief Financial Officer (Principal Executive Financial and Accounting Officer)