Form 10-Q
period 2009-04-30
MODENA I INC
filed 2009-06-15
CIK 1271073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

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

As of June 15, 2009: 44,040,000 shares of Common Stock, par value $0.001 per share, were outstanding.

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

14

Item 3.  Defaults Upon Senior Securities

14

Item 4.  Submission of Matters to a Vote of Security Holders

14

Item 5.  Other Information

14

Item 6.  Exhibits

14

Signatures

15

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

MODENA 1, INC.
(A DEVELOPMENT STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED APRIL 30, 2009 and 2008

UNAUDITED

MODENA 1, INC.
(A Development Stage Company)
Unaudited
BALANCE SHEETS
AS AT 30 APRIL 2009 and October 31, 2008
(Expressed in United States Dollars)

	April 30,	October 31,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$210	$210
Total Current Assets	210	210

Total Assets	$210	$210

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$21,538	$2,936
Total Current Liabilities	21,538	2,936

Long Term Liabilities
Convertible note	5,171	4,569
Total Long Term Liabilities	5,171	4,569

Total Liabilities	26,709	7,505

STOCKHOLDERS' DEFICIT
Capital Stock - $.001 par value, 100,000,000 common shares authorized,
44.040.000 issued and outstanding April 30, 2009 & October 31, 2008.	44,040	44,040
Additional paid-in capital	1,756	(12,930)
Deficit accumulated during the development stage	(72,295)	(38,405)
Total Stockholders' Equity	(26,499)	(7,295)

Total Liabilities and Total Stockholders' Equity	$210	$210

 (See accompanying notes to the financial statements)

MODENA 1, INC.
(A Development Stage Company)
Unaudited
STATEMENTS OF OPERATIONS

					November 18, 2003
	Three Months	Three Months	Six Months	Six Months	(Date of Inception)
	Ended	Ended	Ended	Ended	Through
	April 30,	April 30,	April 30,	April 30,	April 30,
	2009	2008	2009	2008	2009

Revenues	$-	-			-

Expenses
Professional fees	8,577	5,277	28,577	5,277	53,230
Consulting expense	-	-	-	-	4,000
Interest expense	310	242	602	470	1,886
Office and administrative	3,889	1,857	3,889	1,857	11,384
Foreign exchange loss	$823	685	823	685	1,795
Total operating expenses	13,599	8,061	33,891	8,289	72,295

Net Loss	(13,599)	(8,061)	(33,891)	(8,289)	(72,295)

Loss per Common Share - Basic	$(0.00)	(0.00)	(0.00)	(0.00)
and Diluted

Weighted average number of shares outstanding during the periods basic and diluted	44,040,000	44,040,000	44,040,000	44,040,000

(See accompanying notes to the financial statements)

MODENA 1, INC.
(A Development Stage Company)
Unaudited
STATEMENTS OF CASH FLOWS
For the Six Months Ended April 30, 2009 and 2008, and Cumulative from November 18, 2003
(Date of Inception) Through April 30, 2009
			November 18, 2003
	Six Months	Six Months	(Date of Inception)
	Ended	Ended	Through
	April 30,	April 30,	April 30,
	2009	2008	2009

Cash Flows from Operating Activities
Net loss	$(33,891)	(8,289)	(72,295)
Adjustments to reconcile net loss to net cash used by
Operating activities:
Common stock issued for services	-	-	4,000
Amortization of BCF	602	470	1,886
Changes in assets and liabilities
Accounts payable and accrued liabilities	18,602	1,902	21,537

Cash flows used in Operating Activities	(14,687)	5,917	(44,872)

Cash Flows from Financing Activities
Proceeds from convertible note	-	-	6,000
Proceeds from issuance of common stock	-	5,600	6,200
Advances from related party	-	-
Stockholder contributions	14,687	-	32,882

Cash flows provided by financing activities	14,687	5,600	45,082

Net Decrease in Cash	-	(317)	210

Cash and Cash Equivalents beginning of period	210	2,027	-

Cash and Cash Equivalents end of period	$210	1,710	210

Supplemental Cash Flow Information

Interest paid		-	-
Income taxes paid		-	-

MODENA 1, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

April 30, 2009 and 2008

Unaudited

1.

History and Organization & Financial Statements

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

Unaudited Consolidated Financial Statements

The April 30, 2009 financial statements presented herein are unaudited, and in the opinion of management, include all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of financial position, results of operations and cash flows. Such financial statements do not include all of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America. This quarterly report on Form 10-Q should be read in conjunction with Annual Report on Form 10-K for Modena 1, Inc. ("Modena" and "the Company") for the year ended October 31, 2008. The April 30, 2009 balance sheet is derived from the audited balance sheet included therein.

2.

Going Concern Assumption

These accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $21,328 and has no current revenue stream. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

April 30, 2009 and 2008

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

4.

Capital Stock

On 5 June 2009, the Company’s board of directors declared a 39900% stock dividend. Each shareholder of record on 5 June 2009 received 399 additional shares of common stock for each share of common stock then held. The Company retained the current par value of $0.001 per share for all shares of common stock. All references in the financial statements to the number of shares outstanding, per share amounts, common stock, additional paid-in capital and stock option data of the Company’s common stock have been restated retroactively to reflect the effect of the stock dividend for all periods presented.

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

In accordance with EITF 98-5, the Company evaluated the conversion feature embedded in the debt instrument and concluded that a beneficial conversion feature exists since the stated interest rate is below the interest rate on that of similar loans.  An estimated discount rate of 25% was determined based on the Company’s current capital structure and the discount on the loan was determined to be the beneficial conversion feature embedded in the convertible note and was recorded as an addition to additional paid-in capital and as a reduction in the loan payable balance.  The discount, calculated as $2,715, will be amortized over the life of the loan using the effective interest method with the amortized portion recorded as interest expense.  For the quarter ended April 30, 2009, interest expense of $310 was recorded on the loan compared to $242 of interest expense recorded for the year ended April 30, 2008.

6.

Related Party Transactions

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

During the quarter, $14,687 was paid by shareholder contribution for office and administration fees and professional fees. Since inception, the shareholder has advanced funds for professional fees and other office and general expenses in the amount of $32,882.  The shareholder has waived reimbursement much of these expenses and considered these advances as a contribution to capital.  Accordingly, the contributions have been recorded as additional paid-in capital.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

As used in this Form 10-Q, references to the "Company," "we," “our” or "us" refer to Modena 1, Inc., unless the context otherwise indicates.

This Management’s Discussion and Analysis or Plan of Operation should be read in conjunction with the Annual Report on Form 10-K for the fiscal year ended October 31, 2008.

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

Results of Operation

The Company did not have any operating income from inception (November 18, 2003) through April 30, 2009.  Our major expenses since inception have been legal, accounting and filing fees relating to filing our S-1 and our quarterly and audited financial statements.  During the three months ended April 30, 2009, the company had $8,577 of legal and accounting expenses, office and administration expenses of $3,889 and interest expense on our convertible note of $310 as compared to the three months ended April 30, 2008, where the company had $5,277 of legal and accounting expenses office and administration expenses of $1,857 and interest expense on our convertible note of $242.

Liquidity and Capital Resources

As shown in the accompanying financial statements, Modena generated a loss of $72,295 from November 18, 2003 (inception) to April 30, 2009, and has an accumulated deficit of $72,295 and negative working capital of $21,328 as of such period. These results raise substantial doubt as to our ability to continue as a going concern. Over the next twelve months, we anticipate expenses will be approximately $35,000, which includes administrative costs, including professional fees and general business expenses, including costs related to complying with our filing obligations as a reporting company. Our sole executive officer, Mr. Sang Ho Kim has indicated that he is prepared to loan such funds to us for these expenses, but there are no formal arrangements in this regard and he is not legally obligated to loan funds to us.

 As our operations become more complex, it is anticipated that these costs will increase. We do not have sufficient funds on hand to cover these expenses.  Our cash on hand, $210 as of April 30, 2009, will not be sufficient to implement operational activities during the next 12 months and we will require at least $400,000 additional funding to implement our business plan.

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

In connection with the preparation of this Form 10-Q for the three months ended April 30, 2009 our management, under the supervision of our Chief Executive Officer and Chief Financial Officer (one individual), conducted an evaluation of disclosure controls and procedures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer (one individual) concluded that our disclosure controls and procedures were effective as of the filing date of this Annual Report.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not sell any unregistered equity securities during the quarter ended April 30, 2009. The company has a total of 110,100 common shares issued and outstanding held by 41 individuals, including 100,000 shares held by Sang-Ho Kim, the President and CEO of the Company.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

There has not been any matter submitted to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise, during the three months ended April 30, 2009.

Item 5.   Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

Exhibit
Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 (b)  Reports on Form 8-K

Form 8-K Filed on May 21, 2009 reporting issuance of stock dividend.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

  MODENA 1, INC.

Date: June 15, 2009

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

CERTIFICATION PURSUANT TO 18 U.S.C. § 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Sang Ho Kim, the President, Chief Executive Officer and Chief Financial Officer of Modena 1, Inc. (“Modena 1”) certify that:

1.

I have reviewed this Quarterly Report on Form 10-Q of Modena 1 for the period ended April 30, 2009;

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

Date: June 15, 2009

By:

/s/ Sang Ho Kim

Name:

Sang Ho Kim

Title:

President, Chief Executive Officer, Chief Financial Officer (Principal Executive Financial and Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Modena 1, Inc. (the “Company”) for the period ended April 30, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sang Ho Kim, the President, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly present, in all material respects, the financial condition and results of operations of the Company.

Date: June 15, 2009

By:

/s/ Sang Ho Kim

Name:

Sang Ho Kim

Title:

President, Chief Executive Officer, Chief Financial Officer (Principal Executive Financial and Accounting Officer)