Form 10-K/A
period 2008-10-31
MODENA I INC
filed 2009-07-30
CIK 1271073

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

Amendment No. 2

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

Date: July 30, 2009

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

Date: July 30, 2009

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

July 30, 2009

By:

/s/ Sang Ho Kim
_______________________
Sang Ho Kim
President, Chief Executive Officer, Chief Financial Officer (Principal Executive Financial and Accounting Officer)