Form 10-Q
period 2009-07-31
MODENA I INC
filed 2009-09-14
CIK 1271073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2009

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

As of September 14, 2009: 44,040,000 shares of Common Stock, par value $0.001 per share, were outstanding.

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

14

Item 3.  Defaults Upon Senior Securities

14

Item 4.  Submission of Matters to a Vote of Security Holders

14

Item 5.  Other Information

14

Item 6.  Exhibits

14

Signatures

15

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

MODENA 1, INC.
(A DEVELOPMENT STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JULY 31, 2009 and 2008

AND THE PERIOD FROM INCEPTION THROUGH JULY 31, 2009

UNAUDITED

MODENA 1, INC.
(A Development Stage Company)
Unaudited
BALANCE SHEETS
AS AT 31 July 2009 and October 31, 2008
(Expressed in United States Dollars)

	July 30,	October 31,
	2009	2008

ASSETS
Current Assets:
Cash and cash equivalents	$210	$210
Total Current Assets	210	210

Total Assets	$210	$210

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$23,096	$2,936
Convertible note, net at discount	5,501	4,569
Total Current Liabilities	28,597	2,936

Total Liabilities	28,597	7,505

STOCKHOLDERS' DEFICIT
Capital Stock - $.001 par value, 100,000,000 common shares authorized,
44,040,000 issued and outstanding (October 31, 2008 – 110,100)	44,040	110
Additional paid-in capital	6,024	31,000
Deficit accumulated during the development stage	(78,451)	(38,405)
Total Stockholders' Equity	(28,387)	(7,295)

Total Liabilities and Total Stockholders' Equity	$210	$210

 (See accompanying notes to the financial statements)

MODENA 1, INC.
(A Development Stage Company)
Unaudited
STATEMENTS OF OPERATIONS

					November 18, 2003
	Three Months	Three Months	Nine Months	Nine Months	(Date of Inception)
	Ended	Ended	Ended	Ended	Through
	July 31,	July 31,	July 31,	July 31,	July 31,
	2009	2008	2009	2008	2009

Revenues	$-	-			-

Expenses
Professional fees	(5,424)	1,616	23,153	6,893	47,806
Consulting expense	-	-	-	-	4,000
Interest expense	330	258	932	728	2,216
Office and administrative	11,250	68	15,139	1,925	22,634
Foreign exchange loss	$-	-	823	685	1,795
Total operating expenses	6,156	1,942	40,047	10,231	78,451

Net Loss	(6,156)	(1,942)	(40,047)	(10,231)	(78,451)

Loss per Common Share - Basic	$(0.06)	(0.02)	(0.36)	(0.10)
and Diluted

Weighted average number of shares outstanding during the periods basic and diluted	44,040,000	106,100	44,040,000	106,100

(See accompanying notes to the financial statements)

MODENA 1, INC.
(A Development Stage Company)
Unaudited
STATEMENTS OF CASH FLOWS
For the Nine Months Ended July 31, 2009 and 2008, and Cumulative from November 18, 2003
(Date of Inception) Through July 31, 2009
			November 18, 2003
	Nine Months	Nine Months	(Date of Inception)
	Ended	Ended	Through
	July 31,	July 31,	July 31,
	2009	2008	2009

Cash Flows from Operating Activities
Net loss	$(40,047)	(10,231)	(78,451)
Adjustments to reconcile net loss to net cash used by
Operating activities:
Common stock issued for services	-	-	4,000
Amortization of BCF	932	728	2,216
Changes in assets and liabilities
Accounts payable and accrued liabilities	20,161	(2,364)	23,096

Cash flows used in Operating Activities	(18,954)	11,867	(49,139)

Cash Flows from Financing Activities
Proceeds from convertible note	-	-	6,000
Proceeds from issuance of common stock	-	5,600	6,200
Advances from related party	-	-
Stockholder contributions	18,953	4,450	37,149

Cash flows provided by financing activities	18,954	10,050	49,349

Net Decrease in Cash	-	(1,817)	210

Cash and Cash Equivalents beginning of period	210	2,027	-

Cash and Cash Equivalents end of period	$210	210	210

Supplemental Cash Flow Information

Interest paid		-	-
Income taxes paid		-	-

MODENA 1, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

July 31, 2009 and 2008

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

2.

Going Concern Assumption

These accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $28,387 and has no current revenue stream. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

July 31, 2009 and 2008

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

In accordance with EITF 98-5, the Company evaluated the conversion feature embedded in the debt instrument and concluded that a beneficial conversion feature exists since the stated interest rate is below the interest rate on that of similar loans.  An estimated discount rate of 25% was determined based on the Company’s current capital structure and the discount on the loan was determined to be the beneficial conversion feature embedded in the convertible note and was recorded as an addition to additional paid-in capital and as a reduction in the loan payable balance.  The discount, calculated as $2,715, will be amortized over the life of the loan using the effective interest method with the amortized portion recorded as interest expense.  For the quarter ended July 31, 2009, interest expense of $330 was recorded on the loan compared to $258 of interest expense recorded for the quarter ended July 31, 2008.

MODENA 1, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

July 31, 2009 and 2008

Unaudited

6.

Related Party Transactions

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

During the quarter, $4,267 was paid by shareholder contribution for office and administration fees and professional fees. Since inception, the shareholder has advanced funds for professional fees and other office and general expenses in the amount of $37,149.  The shareholder has waived reimbursement these expenses and considered these advances as a contribution to capital.  Accordingly, the contributions have been recorded as additional paid-in capital.

7.

Subsequent Event:

The company has finalized an agreement in June of 2009 with a development partner to develop a 48.5 MW wind power plant in Eastern China in the province of Shandong. The company plans to incorporate the joint venture company in Yantai, China in the 4rth quarter. The joint venture company plans to proceed with the feasibility study of the project shortly after.

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

Plan of Operation

The Company has begun preliminary investigation into wind and hydro energy technologies and has been researching wind and hydro electric energy properties and project opportunities.  The Company is also focusing on developing its economic models and financial forecasts while attempting to raise capital. The company has finalized an agreement in June of 2009 with a development partner to develop a 48.5 MW wind power plant in Eastern China in the province of Shandong.

The Company plans to complete the following stages of development within the next twelve months of operations:

Environmental Assessment — Pursuant to relevant government regulations, wind energy projects and hydro electric energy projects meeting specified thresholds must be acknowledged in general by the relevant governmental regulatory authority. A document containing General Terms is then developed, in cooperation with various responsible government agencies, which could include a process of consultation with the general public. The application eventually submitted to the relevant authority details sufficient information on which to fully assess the environmental and social impact of the proposed project. Following acceptance of the General Terms document, fieldwork and preliminary design work are conducted. In general, an application will not be accepted until a formal review process commences, at which time all information required under the General Terms document to conduct a full assessment has been collected and assembled.

Power Purchase Agreements — At this stage we would respond to Requests for Proposals issued by utility companies in the area in which the project is located in order to obtain power purchase agreements.

Site - Finalization of land lease or acquisition terms with government or private land owner

The entire above project is dependent on our ability to obtain funding.

Results of Operation

The Company did not have any operating income from inception (November 18, 2003) through July 31, 2009.  Our major expenses since inception have been legal, accounting and filing fees relating to filing our S-1 and our quarterly and audited financial statements.  During the three months ended July 31, 2009, the company had ($5,424) of legal and accounting expenses, office and administration expenses of $11,250 and interest expense on our convertible note of $330 as compared to the three months ended July 31, 2008, where the company had $1,616 of legal and accounting expenses office and administration expenses of $68 and interest expense on our convertible note of $258.

Liquidity and Capital Resources

As shown in the accompanying financial statements, Modena generated a loss of $78,451 from November 18, 2003 (inception) to July 31, 2009, and has an accumulated deficit of $78,451 and negative working capital of $28,387 as of such period. These results raise substantial doubt as to our ability to continue as a going concern. Over the next twelve months, we anticipate expenses will be approximately $35,000, which includes administrative costs, including professional fees and general business expenses, including costs related to complying with our filing obligations as a reporting company. Our sole executive officer, Mr. Sang Ho Kim has indicated that he is prepared to loan such funds to us for these expenses, but there are no formal arrangements in this regard and he is not legally obligated to loan funds to us.

 As our operations become more complex, it is anticipated that these costs will increase. We do not have sufficient funds on hand to cover these expenses.  Our cash on hand, $210 as of July 31, 2009, will not be sufficient to implement operational activities during the next 12 months and we will require at least $400,000 additional funding to implement our business plan.

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

In connection with the preparation of this Form 10-Q for the three months ended July 31, 2009 our management, under the supervision of our Chief Executive Officer and Chief Financial Officer (one individual), conducted an evaluation of disclosure controls and procedures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Based on that evaluation, our Chief Executive Officer and Chief Financial

Officer (one individual) concluded that our disclosure controls and procedures were effective as of the filing date of this Annual Report.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not sell any unregistered equity securities during the quarter ended July 31, 2009. The company has a total of 40,040,000 common shares issued and outstanding held by 41 individuals, including 40,000,000 shares held by Sang-Ho Kim, the President and CEO of the Company.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

There has not been any matter submitted to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise, during the three months ended July 31, 2009.

Item 5.   Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

Exhibit
Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 (b)  Reports on Form 8-K

Form 8-K Filed on June 23, 2009 reporting a joint venture agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

  MODENA 1, INC.

Date: September 14, 2009

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

CERTIFICATION PURSUANT TO 18 U.S.C. § 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Sang Ho Kim, the President, Chief Executive Officer and Chief Financial Officer of Modena 1, Inc. (“Modena 1”) certify that:

1.

I have reviewed this Quarterly Report on Form 10-Q of Modena 1 for the period ended July 31, 2009;

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

Date: September 14, 2009

By:

/s/ Sang Ho Kim

Name:

Sang Ho Kim

Title:

President, Chief Executive Officer, Chief Financial Officer (Principal Executive Financial and Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Modena 1, Inc. (the “Company”) for the period ended July 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sang Ho Kim, the President, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly present, in all material respects, the financial condition and results of operations of the Company.

Date: September 14, 2009

By:

/s/ Sang Ho Kim

Name:

Sang Ho Kim

Title:

President, Chief Executive Officer, Chief Financial Officer (Principal Executive Financial and Accounting Officer)