Form 10-K
period 2009-10-31
MODENA I INC
filed 2010-03-15
CIK 1271073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2009

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act [  ] Yes [x ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act [  ] Yes [x ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule12b-2 of the Exchange Act.

Large accelerated filer [  ] Accelerated filer [  ]

Non-accelerated filer [  ] (Do not check if a smaller reporting company) Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

The aggregate market value of registrant's common stock held by non-affiliates at March 8, 2010 was approximately $44,040. As of March 8, 2010 44,040,000 shares of Common Stock, par value $0.001 per share, were outstanding.

TABLE OF CONTENTS

PART I

Item 1.

Business

                                                                                                    3

Item 1A

Risk Factors

                                                                                                    4

Item 1B.

Unresolved Staff Comments

Item 2.

Properties

                                                                                                    9

Item 3.

Legal Proceedings

                                                                                                    9

Item 4.

Submission Of Matters To A Vote Of Security Holders

                                                                                                    9

PART II

Item 5.

Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

                                                                                                      9

Item 6

Selected Financial Data

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

                                                                                                    10

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

Item 8

Financial Statements and Supplementary Data

                                                                                                    16

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Item 9A (T)

Control and Procedures

                                                                                                    28

Item 9B.

Other Information

PART III

Item 10.

Directors, Executive Officers, and Corporate Governance

                                                                                                    28

Item 11

Executive Compensation

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

                                                                                                    30

Item 13.

Certain Relationships and Related Transactions and Director Independence

                                                                                                    30

Item 14.

Principal Accountant Fees And Services

                                                                                                    31

Item 15

Exhibits, Financial Statement Schedules

SIGNATURES

                                                                                                             36

ITEM 1.    Description of Business.

General

Modena I, Inc. is a development stage company which was incorporated under the laws of the State of Delaware on November 18, 2003. From inception to September 2007, the Company was focused on providing a vehicle for a foreign or domestic non-public company to become an SEC reporting (publicly-traded) company. To that end, we had intended to locate and negotiate with a business entity for the combination of that target company with the Company.

Since September 2007, we have been conducting preliminary investigation into becoming a wind and hydro electric energy company. We intend to identify and evaluate the economic feasibility and resource potential of wind and hydro properties, predominantly in the Greater Toronto area and the surrounding areas of Ontario Canada, for the purposes of developing commercial scale wind and hydro turbine projects. We intend to participate in these projects with development partners and receive revenue from the sale of electric energy through our working interests in the partnerships. As of the time of this filing, we have not identified any suitable properties, project opportunities or development partners.

We are a development stage company that has generated no revenues from operations since our incorporation on November 18, 2003. We have incurred losses since our inception, have no operations and rely upon the sale of our securities and funds provided by management to cover expenses. In addition, our independent accountant has issued an opinion indicating that there is substantial doubt about our ability to continue as a going concern.

Since September 2007, we have been primarily engaged in business planning activities, including researching wind and hydro energy technologies, developing our economic models and financial forecasts, performing due-diligence regarding potential development partners, investigating wind and hydro electric energy properties and project opportunities and raising capital.

Prior to generating any revenue from operations, we must complete the following steps:

1.

Site and Development Partner Identification and Agreement

2.

Due Diligence Data Collection to Determine Site Suitability

3.

Complete and Secure Approval of an Environmental Assessment

4.

Enter into Power Purchase Agreements

5.

Finalize Land Use or Acquisition Terms with Government or Private Land Owner

6.

Develop Access Roads to Our Site

7.

Complete Interconnection Studies Concerning Connection with Power Grid

8.

Complete Construction

We have not completed the work required on any of these steps. Additional financing must be obtained by us and future development partners to implement our business plan. There is no assurance that financing to cover the costs of implementing our business plan can be obtained.

Employees, Officers and Directors

Employees

We have no employees as of the date of this prospectus other than our sole executive officer and directors who devote only part of his time to our business.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this prospectus and any other filings we may make with the United States Securities and Exchange Commission in the future before investing in our common stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. Please note that throughout this prospectus, the words “we”, “our” or “us” refer to us and not to the selling stockholders.

We will require additional funds to achieve our current business strategy. Our inability to obtain additional financing will result in the failure of our business.

We have determined that our current operating funds are not sufficient to complete our intended business objectives. As of October 31, 2009, we had cash on hand in the amount of approximately $210. We have used the proceeds from the private placement and stock holder contributions to fund professional expenses associated with the registration of this offering. We will therefore need to raise additional capital in order to cover the costs of implementing our business plan. We do not have any arrangements in place for debt financing or the sale of our securities.

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

We have incurred losses since our inception. The Company has a working capital deficit of $22,215 and has no revenue stream. Further losses are anticipated in the development of our business. As a result, there is substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. If we cannot raise additional capital to meet our obligations, we will be insolvent and will cease business operations.

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

Our Certificate of Incorporation authorizes the issuance of 100,000,000 shares of common stock, par value $.001 per share, of which 44,040,000 shares are currently issued and outstanding. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

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

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2.  Properties.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

During the period ending October 31, 2009, there has not been any matter which was submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is no trading market for our Common Stock at present and there has been no trading market to date. There is no assurance that a trading market will ever develop or, if such a market does develop, that it will continue.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person’s account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Holders

As of March 8, 2010 there were 44,040,000 shares of common stock issued and outstanding, 40,000,000 of which are controlled by Sang-Ho Kim, the Company's sole officer and director.

As of March 8, 2010 there were 41 holders of record of shares of our common stock.  Holders of common stock do not have cumulative voting rights.

Therefore, holders of a majority of the shares of common stock voting for the election of directors can elect all of the directors. Holders of our common stock representing a majority of the voting power of our capital stock issued and outstanding and entitled to vote, represented in person or by proxy, are necessary to constitute a quorum at any meeting of our stockholders. A vote by the holders of a majority of our outstanding shares is required to effectuate certain fundamental corporate changes such as liquidation, merger or an amendment to our Articles of Incorporation.

Although there are no provisions in our charter or by-laws that may delay, defer or prevent a change in control, we are authorized, without shareholder approval, to issue shares of preferred stock that may contain rights or restrictions that could have this effect.

Holders of common stock are entitled to share in all dividends that the board of directors, in its discretion, declares from legally available funds. In the event of liquidation, dissolution or winding up, each outstanding share entitles its holder to participate pro rata in all assets that remain after payment of liabilities and after providing for each class of stock, if any, having preference over the common stock. Holders of our common stock have no pre-emptive rights, no conversion rights and there are no redemption provisions applicable to our common stock.

The issued and outstanding shares of our Common Stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933.

Dividends

Since inception we have not paid any dividends on our common stock. We currently do not anticipate paying any cash dividends in the foreseeable future on our common stock, when issued pursuant to this offering. Although we intend to retain our earnings, if any, to finance the exploration and growth of our business, our Board of Directors will have the discretion to declare and pay dividends in the future.

Payment of dividends in the future will depend upon our earnings, capital requirements, and other factors, which our Board of Directors may deem relevant.

Item 6. Selected Financial Data

Not applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Safe Harbor Statement under The Private Securities Litigation Reform Act of 1995

Certain statements contained in this section and elsewhere in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements that become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, the ability to obtain financing, and other risks detailed in this report and in the Company's other periodic reports filed with the Securities and Exchange Commission ("SEC"). The words "believe", "expect", "anticipate", "may", "plan", "should" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Critical Accounting Policies

The Company's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Several of the Company's accounting policies involve significant judgments, uncertainties and estimations. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results may differ from these estimates under different assumptions or conditions. To the extent that actual results differ from management's judgments and estimates, there could be a material adverse effect on the Company. On a continuous basis, the Company evaluates its estimates, including, but not limited to, those estimates related to its allowance for doubtful accounts, inventory reserves, valuation allowance for the deferred tax assets relating to its net operating loss carry forwards ("NOL's") and commitments and contingencies. With respect to accounts receivable, the Company estimates the necessary allowance for doubtful accounts based on both historical and anticipated trends of payment history and the ability of the customer to fulfill its obligations. For inventory, the Company evaluates both current and anticipated sales prices of its products to determine if a write down of inventory to net realizable value is necessary. In determining the Company's valuation allowance for its deferred tax assets, the Company assesses its ability to generate taxable income in the future. The Company utilizes both internal and external sources to evaluate potential current and future liabilities for various commitments and contingencies. In the event that the assumptions or conditions change in the future, the estimates could differ from the original estimates.

 The accounting policies of the company are in accordance with United States of America generally accepted accounting principles.  Outlined below are those policies considered particularly significant:

Organization and Start Up Costs

Costs of start up activities, including organization costs are expensed as incurred.

Cash and Cash Equivalents

Cash and cash equivalents consist of commercial accounts and interest-bearing bank deposits and are carried at cost, which approximates current value. Items are considered to be cash equivalents if the original maturity is three months or less.

Income Taxes

Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.  As of October 31, 2009, a deferred tax asset (which arises solely as a result of net operating losses), has been entirely offset by a valuation reserve due to the uncertainty that this asset will be realized in the future.

Fair Value of Financial Instruments

The carrying value of the Company's accounts payable approximates fair value because of the short-term maturity of these instruments.

Earnings or Loss Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

There were no dilutive financial instruments for the years ended October 31, 2009 or 2008.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Revenue Recognition

Revenue is recognized when it is realized or realizable and earned. Modena 1, Inc. considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, services have been provided, and collectability is reasonably assured. Revenue that is billed in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the period the services are provided.

The Company currently has one revenue stream which is providing information technology consulting services.  These revenues are recognized on completion of the services rendered.  The customers are billed on completion and are due on receipt.

Recent Accounting Pronouncements

In June 2009 the FASB established the Accounting Standards Codification ("Codification'" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also requires disclosure of the date through which subsequent events are evaluated by management. ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively. Because ASC Topic 855 impacts the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our results of operations or financial condition. See Note 9 for disclosures regarding our subsequent events.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

The Company does not expect that adoption of these or other recently issued accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

Recently Issued Accounting Standards

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. The adoption of this standard did not have a material impact on the results of operations or financial condition.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product's essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

Overview

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

 The address of our principal executive office is Modena I, Inc., c/o Sang Ho Kim, 735 Don Mills Rd., #1405 Toronto Ontario M3C 1S9, Canada.  Our phone number at that location is (647) 435-9852 and our facsimile number is (416) 467-5179.  We do not have a functioning website at this time.

Proposed Business

Since September 2007, we have shifted our focus and intend to become a wind and hydro electric energy generation company. We intend to identify and evaluate the economic feasibility and resource potential of wind and hydro properties, predominantly in the Greater Toronto area and surrounding areas of Ontario Canada, for the purposes of developing commercial scale wind and hydro turbine projects. We intend to participate in these projects with development partners and receive revenue from the sale of electric energy through our working interests in the partnerships. As of the time of this filing, we have not identified any suitable properties, project opportunities or development partners.

We are a development stage company that has generated no revenues from operations since our incorporation on November 18, 2003. We have incurred losses since our inception, have no operations and rely upon the sale of our securities and funds provided by management to cover expenses. In addition, our independent accountant has issued an opinion indicating that there is substantial doubt about our ability to continue as a going concern.

Since our inception, we have been primarily engaged in business planning activities, including researching for a target company with which to do a business combination.  Since September 2007, we have been focused on researching wind and hydro energy technologies, developing our economic models and financial forecasts, performing due-diligence regarding potential development partners, investigating wind and hydro electric energy properties and project opportunities and raising capital.

Prior to generating any revenue from operations, we must first enter into an agreement with a development partner and locate and obtain an interest in a property with potential for a commercial wind or hydro electric energy project. Then, we must perform a detailed study of the wind and hydro resource of that property and if that resource study is positive we must complete a detailed construction cost estimate. If that cost estimate determines that exploiting the resource on the property is economically feasible, we must then obtain the necessary capital to construct the project. If sufficient wind or hydro resources exist and the construction estimate is economic and we obtain the necessary capital to construct the project, we must still further negotiate and execute an agreement for the purchase of the electric energy generated by the wind or hydro turbines to be constructed on the property. Only then, if all of the steps are completed above, can we obtain the necessary permits and conduct the environmental before construction takes place and connection to the electrical grid established.

Additional financing must be obtained by us and our development partners to implement our business plan. There is no assurance that financing to cover the costs of implementing our business plan can be obtained. We do not have any current plans to raise these funds.

Stages of Development

We have identified nine stages of development for our wind and hydro electric energy projects.

1.

Site and Development Partner Identification and Agreement — Identify regions that are economically viable for wind or hydro turbine development and development partners that would be appropriate for a particular project. We would then have to finalize an agreement with a development partner before proceeding.

2.

Data Collection — For the wind energy projects this involves location mapping and wind resource data monitoring and collection using meteorological instruments. For hydro-electric projects, this involves location mapping and water resource data monitoring and collection using acoustical current instruments.

3.

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

4.

Power Purchase Agreements — At this stage we would respond to Requests for Proposals issued by utility companies in the area in which the project is located in order to obtain power purchase agreements.

5.

Site--Finalization of land lease or acquisition terms with government or private land owner

6.

Access — Wind and hydro electric energy sites permitted to us in general will be located in remote areas and require road construction for access. This access will be gated to prevent the inappropriate use of the roads near to potentially environmentally sensitive areas.

7.

Interconnection Studies — At this stage, we will retain engineering consultants to conduct studies on interconnecting our wind or hydro electric energy projects to the relevant transmission grid. Each wind power or hydro electric energy project requires a separate interconnection study.

8.

Construction — Once financing arrangements are made, the time allotted for the construction phase depends on the speed of regulatory permitting, the rate of road construction for remote areas and weather conditions. We estimate constructing a typical 1.5mW modern wind turbine as part of an overall project ranges between 18 and 24 months. For run of river hydro electric energy projects, we estimate construction time at 30 months.

9.

Operation — This phase of project development involves working with the supplier of wind or hydro electric energy turbines to optimize generation performance. Maintenance schedules and training will be facilitated by the wind or hydro turbine manufacturer and us.

We intend to carry out all stages of development in conjunction with development partners and consultants. The environmental assessment process is extremely unpredictable and accordingly, it is not possible at this point to predict if and when we will ever advance beyond the stage of development indicated in item three above. Accordingly it is not possible to predict when we will enter the operational stage of development indicated in item nine above, or when revenues will be generated.

We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $400,000 in expenses during the next twelve months of operations. Accordingly, we will have to raise the funds to pay for such expenses. We might do so through a private offering after this registration statement is declared effective and our shares are quoted on the Over the Counter Bulletin Board. We potentially will have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Results of Operation

We have earned no revenues from operations from the time of our incorporation on November 18, 2003 to October 31, 2009. We do not anticipate earning any revenues from operations until we have acquired a property and establish a wind or hydro project on such property, secure a power purchase agreement and erect turbines on the land or water, of which there is no guarantee that we will be successful.

We incurred operating expenses in the amount of $72,329 for the period from our inception on November 18, 2003 to October 31, 2009. These operating expenses were comprised of professional fees, including legal and accounting fees, and administrative expenses.

Liquidity and Capital Resources

As shown in the accompanying financial statements, Modena generated a loss of $72,329 from November 18, 2003 (inception) to October 31, 2009, and has an accumulated deficit of $72,329 and negative working capital of $22,215 as of such period. These results raise substantial doubt as to our ability to continue as a going concern. Over the next twelve months, we anticipate expenses will be approximately $35,000, which includes administrative costs, including professional fees and general business expenses, including costs related to complying with our filing obligations as a reporting company. Our sole executive officer, Mr. Sang Ho Kim has indicated that he is prepared to loan such funds to us for these expenses, but there are no formal arrangements in this regard and he is not legally obligated to loan funds to us.

As our operations become more complex, it is anticipated that these costs will increase. We do not have sufficient funds on hand to cover these expenses.  Our cash on hand, $210 as of October 31, 2009, will not be sufficient to implement operational activities during the next 12 months and we will require at least $400,000 additional funding to implement our business plan.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements.

MODENA 1, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

YEARS ENDED OCTOBER 31, 2009 and 2008

AND THE PERIOD FROM INCEPTION THROUGH OCTOBER 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Modena 1, Inc.

(A Development Stage Company)

We have audited the accompanying balance sheet of Modena 1, Inc. (A Development Stage Company) as of October 31, 2009 and the related statements of operations, shareholders' deficit and cash flows for the twelve month period then ended. The financial statements for the year ended October 31, 2008 and from inception, (November 18, 2003), through October 31, 2008 were audited by other auditors whose report expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Modena 1, Inc. as of October 31, 2009 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

March 8, 2010

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

/s/ DNTW Chartered Accountants, LLP

Markham, Canada

December 31, 2008

MODENA 1, INC.
(A Development Stage Company)

BALANCE SHEETS
AS of 31 OCTOBER 2009 and 2008

	2009	2008
ASSETS
Current Assets:
Cash and cash equivalents	$210	$ 210
Total Current Assets	210	210

Total Assets	$210	$ 210

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$13,561	$ 2,936
Related party note	3,013	-
Convertible note, net of discount	5,852	4,569
Total Current Liabilities	22,426	7,504

Total Liabilities	22,426	7,5054

STOCKHOLDERS' DEFICIT
Capital stock - $.001 par value, 100,000,000 common shares authorized, 44,040,000 common shares outstanding as of October 31, 2009 and 2008, respectively	44,040	44,040
Additional paid in capital	6,072	(12,931)
Deficit accumulated during the development stage	(72,328)	(38,404)
Total Stockholders' Deficit	(22,216)	(7,2954)

Total Liabilities and Total Stockholders' Deficit	$210	$ 210

MODENA 1, INC.
(A Development Stage Company)

STATEMENTS OF OPERATIONS
For the Years Ended October 31, 2009 and 2008, and Cumulative from November 18, 2003 (Date of Inception) Through October 31, 2009

			November 18, 2003
			(Date of Inception)
			Through
			October 31,
	2009	2008	2009

Revenues	$-	$ -	$ -

Expenses
Consulting Expense	-	4,000	4,000
Professional fees	16,094	6,893	40,748
Interest expense	1,282	1,002	2,567
Office and Administrative	15,725	1,925	23,219
Foreign exchange loss	823	685	1,795
Total Operating Expenses	33,924	14,505	72,329

Net Loss	$(33,924)	$ (14,505)	$ (72,329)

Loss Per Common Share - Basic	$(0.00)	$ (0.00)
and Diluted

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	44,040,000	42,343,200

MODENA 1, INC.
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
For the Years Ended October 31, 2009 and 2008, and Cumulative from
November 18, 2003 (Date of Inception) Through October 31, 2009
			November 18, 2003
			(Date of Inception)
			Through
			October 31
	2009	2008	2009

Cash Flows from Operating Activities
Net loss	$(33,924)	$ (14,505)	$ (72,328)
Adjustments to reconcile net loss to net cash used by
Operating activities:
Common stock issued for services		4,000	4,000
Interest accrued on convertible note	1,284	1,002	2,567
Changes in assets and liabilities
Accounts payable and accrued liabilities	10,624	(2,364)	13,559

Cash flows used in operating activities	(22,016)	(11,867)	(52,202)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from convertible note	-	-	6,000
Proceeds from issuance of common stock	-	5,600	6,200
Advances from related party	3,013	-	3,013
Stockholder contributions	19,003	4,450	37,199

Cash flows provided by financing activities	22,016	10,050	52,412

Net (Decrease) Increase in Cash	-	(1,817)	210

Cash and Cash Equivalents, beginning of year	210	2,027	-

Cash and Cash Equivalents, end of year	$210	$ 210	$ 210

Supplemental Cash Flow Information

Interest paid	$-	$ -	$ -
Income taxes paid	-	-	-

MODENA 1, INC.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM INCEPTION THROUGH 31 OCTOBER 2009
			Deficit
			Accumulated	Additional
	Number of	Capital	During the	Paid-In	Total
	Shares	Stock	Development Stage	Capital	Stockholders' Equity
Stock issued on acceptance of incorporation expenses on November 18, 2003	40,000,000	$40,000	$-	$(39,900)	$100
Net loss	-	-	(3,350)	-	(3,350)
Balance, 31 October 2004	40,000,000	$40,000	$(3,350)	$(39,900)	$(3,250)
Net loss	-	-	(8,754)	-	(8,754)
Balance, 31 October 2005	40,000,000	$40,000	$(12,104)	$(39,900)	$(12,004)
Stockholder contributions				13,636	13,636
Net loss	-	-	(7,496)	-	(7,496)
Balance, 31 October 2006	40,000,000	$40,000	$(19,600)	$(26,264)	$(5,864)
Stock issued	200,000	200	-	300	500
Stockholder contributions	-	-	-	108	108
Discount on Convertible Note	-	-	-	2,715	2,715
Net loss			(4,299)		(4,299)
Balance, 31 October 2007	40,200,000	$40,200	$(23,899)	$(23,141)	$(6,840)
Stock issued	2,240,000	2,240	-	3,360	9,600
Stock issued for services	1,600,000	1,600	-	2,400	4,000
Stockholder contributions	-	-	-	4,450	4,450
Net loss			(14,505)		(14,505)
Balance, 31 October 2008	44,040,000	$44,040	$(38,404)	$(12,931)	$(72,954)
Stockholder contributions	-	-	-	19,003	19,003
Net loss			(33,924)		(33,924)
Balance, 31 October 2009	44,040,000	$44,040	$(72,328)	$60,722	$(22,216)

MODENA 1, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
October 31, 2009 and 2008

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

2.

Going Concern Assumption

These accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $22,216 and has no current revenue stream. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3.

Basis of Presentation

The Company has not earned any revenues from limited principal operations and accordingly, the Company's activities have been accounted for as those of a "Development Stage Enterprise" as set forth in FASB Pronouncements. Among the disclosures required are that the Company's financial statements be identified as those of a development stage company, and that the statements of operation, stockholders' deficit and cash flows disclose activity since the date of the Company's inception.

4.

Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with US GAAP, and their basis of application is consistent with that of the previous year. Outlined below are those policies considered particularly significant:

a)

Fair Value of Financial Instruments

The Company adopted ASC No. 820-10 (ASC 820-10), formerly SFAS 157, Fair Value Measurements.  ASC 820-10 relates to financial assets and financial liabilities.

ASC 820-10 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).

The following presents assets that are measured and recognized at fair values as of October 31, 2009 on a non-recurring basis:

Level 1: None

Level 2: None

Level 3: None

As of October 31, 2009 and 2008, the carrying value of cash, accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments.

b)

Income Taxes

The Company had adopted Accounting Standard Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.  Under this method, deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period. As of October 31, 2009, a deferred tax asset (which arises solely as a result of net operating losses), has been entirely offset by a valuation reserve due the uncertainty that this asset will be realized in the future.

MODENA 1, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
October 31, 2009 and 2008

c)

Earnings or Loss Per Share

The Company follows ASC No. 260, formerly SFAS No. 128, “Earnings Per Share” (ASC No. 260) that requires the reporting of both basic and diluted earnings (loss) per share.  Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year.

There were no dilutive financial instruments for the years ended October 31, 2009 and 2008.

d)

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

e)

Cash and Cash Equivalents

Cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.

f)

Beneficial Conversion Feature of Convertible Note

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

MODENA 1, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
October 31, 2009 and 2008

g)

Recent Accounting Pronouncements

In June 2009 the FASB established the Accounting Standards Codification ("Codification'" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which is included in ASC Topic 855, Subsequent Events. ASC Topic 855 established principles and requirements for evaluating and reporting subsequent events and distinguishes which subsequent events should be recognized in the financial statements versus which subsequent events should be disclosed in the financial statements. ASC Topic 855 also requires disclosure of the date through which subsequent events are evaluated by management. ASC Topic 855 was effective for interim periods ending after June 15, 2009 and applies prospectively. Because ASC Topic 855 impacts the disclosure requirements, and not the accounting treatment for subsequent events, the adoption of ASC Topic 855 did not impact our results of operations or financial condition. See Note 9 for disclosures regarding our subsequent events.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

The Company does not expect that adoption of these or other recently issued accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

Recently Issued Accounting Standards

In August 2009, the FASB issued ASU No. 2009-05, Measuring Liabilities at Fair Value, which provides additional guidance on how companies should measure liabilities at fair value under ASC 820. The ASU clarifies that the quoted price for an identical liability should be used. However, if such information is not available, an entity may use the quoted price of an identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities traded as assets, or another valuation technique (such as the market or income approach). The ASU also indicates that the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer and indicates circumstances in which quoted prices for an identical liability or quoted price for an identical liability traded as an asset may be considered level 1 fair value measurements. This ASU is effective October 1, 2009. The adoption of this standard did not have a material impact on the results of operations or financial condition.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product's essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

MODENA 1, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
October 31, 2009 and 2008

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

The Company evaluated the conversion feature embedded in the debt instrument and concluded that a beneficial conversion feature exists since the stated interest rate is below the interest rate on that of similar loans.  An estimated discount rate of 25% was determined based on the Company’s current capital structure and the discount on the loan was determined to be the beneficial conversion feature embedded in the convertible note and was recorded as an addition to additional paid-in capital and as a reduction in the loan payable balance.  The discount, calculated as $2,715, will be amortized over the life of the loan using the effective interest method with the amortized portion recorded as interest expense.  For the year ended October 31, 2009, interest expense of $1,283 was recorded on the loan compared to $1,002 of interest expense recorded for the year ended October 31, 2008.

6.

Capital Stock

Total shares authorized as of October 31, 2008 are 100,000,000 common shares, par value $0.001 per share.  Total shares issued as of October 31, 2008 are 44,040,000 common shares.  Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. During fiscal year 2008 the Company has not declared any dividends since incorporation.

On October 6, 2008, the Company issued 1,600,000 shares of common stock to a Director, in consideration for the services rendered to the Company in his capacity as a director, valued in the amount of $4,000.

As of year ended October 31, 2008, we issued 2,240,000 shares of common stock to 40 investors in a private placement. The consideration paid for such shares was $0.0025 per share, amounting in the aggregate to $5,600.

 On June 5, 2009, the Company’s board of directors declared a 39900% stock dividend. Each shareholder of record on June 5, 2009 received 399 additional shares of common stock for each share of common stock then held. The Company retained the current par value of $0.001 per share for all shares of common stock.  All references in the financial statements to the number of shares outstanding, per share amounts, common stock, additional paid-in capital and stock option data of the Company’s common stock have been restated retroactively to reflect the effect of the stock dividend for all periods presented.

MODENA 1, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
October 31, 2009 and 2008

7.

Income Taxes

The Company has paid no federal or state income taxes.  As of October 31, 2009 and 2008, the Company has net operating loss carry forwards of $72,329 and $38,405 which, if unused, will begin to expire in 2023.  The tax effect, at the statutory state and federal rates of 35% and 23.7%, of the operating loss carry forwards and temporary differences at October 31, 2009 and 2008 respectively, are as follows:

	2009	2008

Deferred income tax assets
Net operating loss carryforwards	$ 25,315	$ 9,102
Valuation allowance	(25,315)	(9,102)

Deferred income taxes	$ -	-

8.

Related Party Transactions

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these financial statements are as follows:

During 2008, $4,450 was paid by shareholder contribution for professional fees, which were waived for reimbursement. Since inception to October 31, 2008, the shareholder has advanced funds for professional fees and other office and general expenses in the amount of $18,196. The shareholder has waived reimbursement of these expenses and considered these advances as a contribution to capital. Accordingly, the contributions have been recorded as additional paid-in capital. The Company incurred expenses relating to consulting services performed by a director and a shareholder for $4,000 which was paid by the issuance of 1,600,000 of the company’s common shares.

During 2009, $19,003 was paid by shareholder contribution for professional fees, which were waived for reimbursement. Since inception, the shareholder has advanced funds for professional fees and other office and general expenses in the amount of $37,199.  The shareholder has waived reimbursement of these expenses and considered these advances as a contribution to capital.  Accordingly, the contributions have been recorded as additional paid-in capital.

In September 2009, a related party shareholder loan the company $3,013, payable in demand, for payment of professional fees with imputed interest of 8%.  Due to transaction occurring near year end October 31, 2009, the interest expense was found to be immaterial.

9.

Contingencies:

No legal proceedings are currently pending or, to our knowledge, threatened against us that, in the opinion our management, could reasonably be expected to have a material adverse effect on our business or financial condition or results of operations.

10.

Subsequent Events:

There were no events that took place subsequent to October 31, 2009 that in the opinion of management warrants further disclosures.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Effective June 5, 2009, the Company dismissed DNTW Chartered Accountants, LLP as the Company’s  independent registered public accountants.

DNTW Chartered Accountants, LLP was the independent registered public accounting firm from July 18, 2007 until its dismissal on June 5, 2009.  None of DNTW Chartered Accountants, LLP’s reports on the Registrant’s financial statements during such time period and until June 5, 2009, (a) contained an adverse opinion or disclaimer of opinion, or (b) contained any disagreements on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of the principal independent accountants, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.  The report on the financial statements prepared by DNTW Chartered Accountants, LLP for the years ended October 31, 2007 and October 31, 2008 was, however, modified as to uncertainty as the report contained a modifying paragraph with respect to the Registrant’s ability to continue as a going concern in accordance with Item 304(a)(1)(ii) of Regulation S-B.  None of the reportable events set forth in Item 304(a)(1)(iv)(B) of Regulation S-B occurred during the period in which DNTW Chartered Accountants, LLP served as the Registrant’s principal independent accountants.

On June 5, 2009 the Company engage M&K CPAS, PLLC to act as its independent accountants.

The change in the Company’s auditors was approved by the Board of Directors.

The Company did not request any answer from M&K CPAS, PLLC regarding application of accounting principles or audit opinion type prior to engaging them to replace DNTW Chartered Accountants, LLP.

Item 9A.   Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports made pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”). is recorded, processed, summarized and reported within the timelines specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year covered by this report. Based on the foregoing, our Chief Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of period covered by this report in timely alerting them to material information relating to Modena 1, Inc. required to be disclosed in our periodic reports with the Securities and Exchange Commission.

Management’s Report on Internal Control Over Financial Reporting

Our Chief Executive Officer and Principal Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act.

Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer and Principal Financial Officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.

Readers are cautioned that internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Our management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting as of the end of the period covered by this report based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of October 31, 2009 due to the following material weaknesses in the company’s internal control over financial reporting:

•

A system of internal controls (including policies and procedures) has neither been designed nor implemented.

•

A formal, internal accounting system has not been implemented.

•

Segregation of duties in the handling of cash, cash receipt, and cash disbursement is not formalized.

•

A number of journal entries.

Management is evaluating plans on a cost benefit basis to remedy the above weaknesses and we continue the process to complete a thorough review of our internal controls as part of our preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires our management to report on, and our external auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. As a non-accelerated filer under Rule 12b-2 of the Exchange Act, our first report under Section 404 as a smaller reporting company will be contained in our

Form 10-K for the year ended October 31, 2010.

This annual report does not include an attestation report of the company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report.

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal year ended October 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. In the estimation of our senior management, none of the following changes in the composition of management have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting:

Item 9B.   Other Information

None.

PART II

OTHER INFORMATION

Item 10. Directors, Executive Officers, Promoters and Control Persons

Directors and Executive Officers

Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

Name and Business Address	Age	Position

Sang-Ho Kim	45	Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary and Director

Surendran Shanmugan	43	Director

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

Audit Committee and Expert

We do not have an audit committee or an audit committee financial expert. Our corporate financial affairs are simple at this stage of development and each financial transaction can be viewed by any officer or director at will. The policy of having no committee will change if the constitution of one such becomes necessary as a result of growth of the company or as mandated by public policy.

Auditors; Code of Ethics; Financial Expert

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a “financial expert” on the board or an audit committee or nominating committee.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors.  Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation and audit issues that may affect management decisions.  We are not aware of any other conflicts of interest with any of our executives or directors.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that any of our directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

Item 11. Executive Compensation

Summary Compensation

Since our incorporation on November 18, 2003, we have not paid any compensation to our directors or officers in consideration for their services rendered to our Company in their capacity as such, other than the issuance of 4,000 shares of the Company’s common stock to Surendran Shanmugam on October 6, 2008.  We have no employment agreements with any of our directors or executive officers.  We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

Since our incorporation on November 18, 2003, no stock options or stock appreciation rights were granted to any of our directors or executive officers.  We have no equity incentive plans.

Outstanding Equity Awards

Our directors and officers do not have unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

 Since our incorporation on November 18, 2003, we have issued 4,000 shares of common stock to Surendran Shanmugam in consideration for his services rendered in his capacity as director, valued in the amount of $4,000.

Item 12. Security Ownership of Certain Beneficial Owners and Management

The following table lists, as of March 8, 2010, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 44,040,000 shares of our common stock issued and outstanding as of March 8, 2010.  We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.  Unless otherwise indicated, the address of each person listed is c/o Modena I, Inc., c/o Mr. Sang Ho Kim, 735 Don Mills Rd., #1405 Toronto Ontario M3C 1S9 Canada.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Mr. Sang Ho Kim	Common	40,000,000	90.8%

Mr. Surendram Shanmugam	Common	1,900,000[1]	4.31%

Directors and Officers as a Group (2 person)	Common	41,900,000	95.1%

(1)  Mr. Shanmugam purchased 300,000 shares of the Company’s common stock in the private placement held from October 2007 through July 2008, for the aggregate purchase price of $750. He was also issued 1,600,000 shares of the Company’s common stock in consideration for his services as a director, valued in the amount of $4,000.

Changes in Control

There are no arrangements which may result in a change in control of the Company.

Item 13. Certain Relationships and Related Transactions

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which our Director, executive officer, stockholder or any member of the immediate family of the foregoing had or is to have a direct or indirect material interest.

Since Mr. Sang Ho Kim became our sole officer and a director, he has advanced funds for professional fees and general expenses in the amount of $19,003 and $4,450 as of October 31, 2009 and 2008, respectively.  Mr. Kim has waived reimbursement of these expenses and considered these advances as a contribution to capital.  Accordingly, the contributions have been recorded as additional paid-in capital.

The Company has been provided office space by its President and Chief Executive Officer for all periods presented. There is no charge to the Company for the space.

Item 14.  Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended October 31, 2009 and 2008 were $6,000 and $5,000 respectively.

Audit-Related Fees

The Company incurred no fees during the last two fiscal years for assurance and related services by the Company’s principal accountant that were reasonably related to the performance of the audit or review of the registrant’s financial statements and are not reported under Item 9(e)(1) of Schedule A.

Tax Fees

The Company incurred no fees during the last two fiscal years for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning.

All Other Fees

The Company incurred fees during the last two fiscal years ended October 31, 2009 and 2008 were $15,003 and $6,893 for services rendered by the Company’s principal accountants relating to the review of quarterly financial statements for inclusion in the Company's quarterly reports on Form 10Q.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

a)

Exhibits

(3)

(i)  Articles of Incorporation

(1)

(ii)  Bylaws.

(1)

(14)

Code of Ethics

(16)

Letter re: change in certifying accountant. (2)

(31.1)

Rule 13a-14(a)/15d-14(a) Certifications

(i)  Certification of Sang-Ho Kim

(32.1)

Certification  Pursuant To The Sarbanes-Oxley Act 18 U.S.C. Section 1350 As

Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(i)  Certification of Sang-Ho Kim

(1) Incorporated by reference to previous filing

(2)These items have been previously filed

b)

Reports on Form 8-K

Form 8-K Filed on June 23, 2009 reporting a joint venture agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

  MODENA 1, INC.

Date: March 15, 2010

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

CERTIFICATION PURSUANT TO 18 U.S.C. § 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

            I, Sang Ho Kim, the President, Chief Executive Officer and Chief Financial Officer of Modena 1, Inc. (“Modena 1”) certify that:

1.        I have reviewed this Annual Report on Form 10-K of Modena 1, Inc. for the period ended October 31, 2009;

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

(b)   Any fraud, whether or not material, that involves management or other employees who have a significant role in Modena 1’s internal control over financial reporting

Date: March 15, 2010

By:

/s/ Sang Ho Kim

Name:

Sang Ho Kim

Title:

President, Chief Executive Officer, Chief Financial Officer (Principal Executive Financial and Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of Modena 1, Inc. (the “Company”) for the period ended October 31, 2009 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sang Ho Kim, the President, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly present, in all material respects, the financial condition and results of operations of the Company.

Date: March 15, 2010

By:

/s/ Sang Ho Kim

Name:

Sang Ho Kim

Title:

President, Chief Executive Officer, Chief Financial Officer (Principal Executive Financial and Accounting Officer)