Form 10-Q
period 2010-01-31
MODENA I INC
filed 2010-03-22
CIK 1271073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

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

As of March 19, 2010: 44,040,000 shares of Common Stock, par value $0.001 per share, were outstanding.

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

14

Item 3.  Defaults Upon Senior Securities

14

Item 4.  Submission of Matters to a Vote of Security Holders

14

Item 5.  Other Information

14

Item 6.  Exhibits

14

Signatures

15

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

MODENA 1, INC.
(A DEVELOPMENT STAGE COMPANY)

INTERIM FINANCIAL STATEMENTS

THREE MONTHS ENDED JANUARY 31, 2010 and 2009

UNAUDITED

MODENA 1, INC.
(A Development Stage Company)
As of January 31, 2010 and October 31, 2009
(Expressed in United States Dollars)

	January 31,	October 31,
	2010	2009
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$210	$210
Total Current Assets	210	210

Total Assets	$210	210

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$12,710	$ 13,561
Related Party Note	6,963	3,013
Convertible note, net of discount	6,225	5,852
Total Current Liabilities	25,898	22,426

Total Liabilities	25,898	22,426

STOCKHOLDERS' DEFICIT
Capital Stock - $.001 par value, 100,000,000 common shares authorized,
44,040,000 common shares outstanding as of January 31, 2010 and October 31, 2009, respectively	44,040	44,040
Additional paid-in capital	6,072	6,072
Deficit accumulated during the development stage	(75,800)	(72,328)
Total Stockholders' Deficit	(25,688)	(22,216)

Total Liabilities and Total Stockholders' Deficit	$210	$ 210

 (See accompanying notes to the financial statements)

,

MODENA 1, INC.
(A Development Stage Company)
Unaudited
STATEMENTS OF OPERATIONS
For the Three Months Ended January 31, 2010 and 2009, and Cumulative from November 18, 2003
(Date of Inception) Through January 31, 2010

			November 18, 2003
	Three Months	Three Months	(Date of Inception)
	Ended	Ended	Through
	January 31,	January 31,	January 31,
	2010	2009	2010

Revenues	$-	$ -	$ -

Expenses
Consulting expenses			4,000
Professional fees	2,000	20,000	42,748
Interest expense	372	292	2,938
Office and administrative	1,100	-	24,319
Foreign exchange loss	-	-	1,795
Total operating expenses	3,472	20,292	75,800

Net Loss	$(3,472)	$ 20,292	$ 75,800

Loss per Common Share - Basic	$0.00	$ 0.00
and Diluted

Weighted average number of shares outstanding during the periods basic and diluted	44,040,000	44,040,000

(See accompanying notes to the financial statements)

MODENA 1, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS (Unaudited)

(Date of Inception) Through January 31, 2010
			November 18, 2003
	Three Months	Three Months	(Date of Inception)
	Ended	Ended	Through
	January 31,	January 31,	January 31,
	2010	2009	2010

Cash Flows from Operating Activities
Net loss	$(3,472)	$ (20,292)	$ (75,800)
Adjustments to reconcile net loss to net cash used by
Operating activities:
Common stock issued for services	-	-	4,000
Interest accrued on convertible note	372	292	2,940
Changes in assets and liabilities
Accounts payable and accrued liabilities	(850)	17,347	12,710

Cash flows used in Operating Activities	(3,950)	(2,653)	(56,150)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from convertible note	-	-	6,000
Proceeds from issuance of common stock	-	-	6,200
Advances from related party	3,950	-	6,963
Stockholder contributions	-	2,653	37,197

Cash flows provided by financing activities	3,950	2,653	56,360

Net Increase in Cash	-	-	210

Cash and Cash Equivalents beginning of period	210	210	-

Cash and Cash Equivalents end of period	$210	$ 210	$ 210

Supplemental Cash Flow Information

Interest paid	-	-	-
Income taxes paid	-	-	-

MODENA 1, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

January 31, 2010 and 2009

(Unaudited)

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

2.

Going Concern Assumption

These accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $25,688 and has no current revenue stream. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

MODENA 1, INC.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

January 31, 2010 and 2009

Unaudited

The interim condensed financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to not make the information presented misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim condensed financial statements be read in conjunction with the financial statements of the Company for the year ended October 31, 2009 and notes thereto included in the Company's 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

In preparing financial statements, the Company's management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting period. We review our estimates on an on-going basis, including those related to contingencies and income taxes. Changes in facts and circumstances may result in revised estimates and actual results may differ from these estimates.

Results of operations for the interim periods are not indicative of annual results.

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

In accordance with EITF 98-5, the Company evaluated the conversion feature embedded in the debt instrument and concluded that a beneficial conversion feature exists since the stated interest rate is below the interest rate on that of similar loans.  An estimated discount rate of 25% was determined based on the Company’s current capital structure and the discount on the loan was determined to be the beneficial conversion feature embedded in the convertible note and was recorded as an addition to additional paid-in capital and as a reduction in the loan payable balance.  The discount, calculated as $2,715, will be amortized over the life of the loan using the effective interest method with the amortized portion recorded as interest expense.  For the quarter ended January 31, 2010, interest expense of $372 was recorded on the loan compared to $292 of interest expense recorded for the year ended January 31, 2009.

5.

Related Party Transactions

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

During the quarter, $3,950 was paid by shareholder for professional fees and recorded as related party loan. Since inception, the shareholder has advanced funds for professional fees and other office and general expenses in the amount of $37,197.  The shareholder has waived, out of the total shareholder advances, reimbursement for $30,234 of these expenses and considered these advances as a contribution to capital.  Accordingly, the contributions have been recorded as additional paid-in capital.

6.

Subsequent Events

There are no subsequent events that took place to January 31, 2010 that in the opinion of management warrants further disclosures.

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

Results of Operation

The Company did not have any operating income from inception (November 18, 2003) through January 31, 2010.  Our major expenses since inception have been legal, accounting and filing fees relating to filing our S-1 and our quarterly and audited financial statements.  During the three months ended January 31, 2010, the company had $3,100 of accrued accounting expenses and interest expense on our convertible note of $372 as compared to the three months ended January 31, 2009, where the company had only interest expense on our convertible note of $292.

Liquidity and Capital Resources

As shown in the accompanying financial statements, Modena generated a loss of $75,800 from November 18, 2003 (inception) to January 31, 2010, and has an accumulated deficit of $75,800 and negative working capital of $25,688 as of such period. These results raise substantial doubt as to our ability to continue as a going concern. Over the next twelve months, we anticipate expenses will be approximately $35,000, which includes administrative costs, including professional fees and general business expenses, including costs related to complying with our filing obligations as a reporting company. Our sole executive officer, Mr. Sang Ho Kim has indicated that he is prepared to loan such funds to us for these expenses, but there are no formal arrangements in this regard and he is not legally obligated to loan funds to us.

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

Critical Accounting Policies and Estimates

Our most critical accounting policies, which are those that require significant judgment, include: income taxes and revenue recognition. In-depth descriptions of these can be found in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009 (the “2008 Form 10-K”). There have been no material changes in our existing accounting policies from the disclosures included in our 2009 Form 10-K.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures need improvement and were not adequately effective as of January 31, 2010 to cause the information required to be disclosed in reports that the Company files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to ensure timely decisions regarding required disclosure. Management is in the process of identifying deficiencies with respect to the Company’s disclosure controls and procedures and implementing corrective measures.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not sell any unregistered equity securities during the quarter ended January 31, 2010. The company has a total of 44,040,000 common shares issued and outstanding held by 41 individuals, including 40,000,000 shares held by Sang-Ho Kim, the President and CEO of the Company.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

There has not been any matter submitted to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise, during the three months ended January 31, 2010.

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

Date: March 22, 2010

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

CERTIFICATION PURSUANT TO 18 U.S.C. § 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Sang Ho Kim, the President, Chief Executive Officer and Chief Financial Officer of Modena 1, Inc. (“Modena 1”) certify that:

1.

I have reviewed this Quarterly Report on Form 10-Q of Modena 1 for the period ended January 31, 2010;

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

Date: March 22, 2010

By:

/s/ Sang Ho Kim

Name:

Sang Ho Kim

Title:

President, Chief Executive Officer, Chief Financial Officer (Principal Executive Financial and Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Modena 1, Inc. (the “Company”) for the period ended January 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sang Ho Kim, the President, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)

The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)

The information contained in the Report fairly present, in all material respects, the financial condition and results of operations of the Company.

Date: March 22, 2010

By:

/s/ Sang Ho Kim

Name:

Sang Ho Kim

Title:

President, Chief Executive Officer, Chief Financial Officer (Principal Executive Financial and Accounting Officer)