Form 10-Q
period 2010-04-30
Alveron Energy Corp.
filed 2010-06-21
CIK 1271073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No.  000-50493

ALVERON ENERGY CORP.

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

As of June 21, 2010: 49,540,000 shares of Common Stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format

Yes [  ]  No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]

No [X]

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

  4

Item 2.   Management’s Discussion and Analysis of Financial Condition

11

Item 3    Quantitative and Qualitative Disclosures About Market Risk

13

Item 4T. Control and Procedures

13

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

15

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

15

Item 3.  Defaults Upon Senior Securities

15

Item 4.  Submission of Matters to a Vote of Security Holders

15

Item 5.  Other Information

15

Item 6.  Exhibits

15

Signatures

16

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

ALVERON ENERGY CORP.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED APRIL 30, 2010 and 2009

UNAUDITED

ALVERON ENERGY CORP.
(A Development Stage Company)
Unaudited
CONSOLIDATED BALANCE SHEETS
As of April 30, 2010 and October 31, 2009
(Expressed in United States Dollars)

	April 30,	October 31,
	2010	2009

ASSETS
Current Assets:
Cash and cash equivalents	$35,260	210
Total Current Assets	35,260	210

Total Assets	35,260	210

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$3,564	13,561
Related Party Note	16,921	3,013
Convertible note, net of discount	6,622	5,852
Total Current Liabilities	27,107	22,426

Total Long Term Liabilities	0	0

Total Liabilities	27,107	22,426

STOCKHOLDERS' DEFICIT
Capital Stock - $.001 par value, 100,000,000 common shares authorized,
49,540,000 and 44,040,000 issued and outstanding as of April 30, 2010 and October 31, 2009, respectively	49,540	44,040
Additional paid-in capital	55,573	6,072
Deficit accumulated during the development stage	(96,960)	(72,328)
Total Stockholders' Equity	8,153	(22,216)

Total Liabilities and Total Stockholders' Equity	$35,260	210

 (See accompanying notes to the financial statements)

ALVERON ENERGY CORP.
(A Development Stage Company)
Unaudited
CONSOLIDATED STATEMENTS OF OPERATIONS

					November 18, 2003
	Three Months	Three Months	Six Months	Six Months	(Date of Inception)
	Ended	Ended	Ended	Ended	Through
	April 30,	April 30,	April 30,	April 30,	April 30,
	2010	2009	2010	2009	2010

Revenues	$-	-			-

Expenses
Professional fees	1,750	8,577	3,750	28,577	44,498
Consulting expense	-	-	-	-	4,000
Interest expense	397	310	770	602	3,337
Office and administrative	7,139	3,889	8,238	3,889	31,457
Research and development	11,741	-	11,741	-	11,741
Foreign exchange loss	133	823	133	823	1,927
Total operating expenses	21,160	13,599	24,632	33,891	96,960

Net Loss	(21,160)	(13,599)	(24,632)	(33,891)	(96,960)

Loss per Common Share - Basic	$(0.00)	(0.00)	(0.00)	(0.00)
and Diluted

Weighted average number of shares outstanding during the periods basic and diluted	49,540,000	44,040,000	49,540,000	44,040,000

(See accompanying notes to the financial statements)

ALVERON ENERGY CORP.
(A Development Stage Company)
Unaudited
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three and Six Months Ended April 30, 2010 and 2009, and Cumulative from November 18, 2003
(Date of Inception) Through April 30, 2010
			November 18, 2003
	Six Months	Six Months	(Date of Inception)
	Ended	Ended	Through
	April 30,	April 30,	April 30,
	2010	2009	2010

Cash Flows from Operating Activities
Net loss	$(24,632)	(33,891)	(96,960)
Adjustments to reconcile net loss to net cash used by
Operating activities:
Common stock issued for services	-	-	4,000
Interest accrued on convertible note	770	602	3,337
Changes in assets and liabilities
Accounts payable and accrued liabilities	(9,996)	18,602	(437)

Cash flows used in Operating Activities	$(33,858)	14,687	(90,060)

Cash Flows from Investing Activities	$-	-	-

Cash Flows from Financing Activities
Proceeds from convertible note	-	-	6,000
Proceeds from issuance of common stock	$55,000	-	61,200
Advances from related party	2,201	-	9,214
Stockholder contributions	11,707	14,687	48,906

Cash flows provided by financing activities	$68,908	14,687	125,320

Net Increase in Cash	$35,050	-	35,260

Cash and Cash Equivalents beginning of period	$210	210	-

Cash and Cash Equivalents end of period	$35,260	210	35,260

Supplemental Cash Flow Information

Interest paid		-	-
Income taxes paid		-	-

ALVERON ENERGY CORP.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

April 30, 2010 and 2009

Unaudited

1.

History and Organization

Alveron Energy Corp. is a development stage company which was incorporated under the laws of the State of Delaware on November 18, 2003.  From inception to September 2007, the Company was focused on providing a vehicle for a foreign or domestic non-public company to become an SEC reporting (publicly-traded) company. To this end, we intended to locate and negotiate with a business entity for the combination of that target company with the Company.  Since September 2007, the Company has shifted its focus to becoming a wind and hydro electric energy generation company. In February 12, 2010, the Company formed a new Joint Venture Corporation, “Yantai Alveron Energy Development Company”, in Shandong, China as per the agreement sign on June 20, 2009. The company ownership was organized per the agreement with Alveron Energy Corp. owning 77% and the joint partners owning the remaining 23% of the new entity. Alveron Energy Corp. transferred $50,000 to this new entity during the quarter ending April 30, 2010 to be used on the feasibility report for a potential 48MW wind energy plant in Shandong, China.

On April 12, 2010 the Board of Directors of Modena I, Inc. (the “Company”) filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of Delware changing the Company’s name to Alveron Energy Corp.

2.

Going Concern Assumption

These accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital position of $8,153 and has no current revenue stream and has generated negative cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

ALVERON ENERGY CORP.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

April 30, 2010 and 2009

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

4.

Principle of Consolidation

The accounts of all of our wholly-owned subsidiaries are included in the consolidation of these financial statements from the date of acquisition.  All significant intercompany accounts and transactions have been eliminated in consolidation.  During the current quarter we have consolidated our 77% owned joint venture as discussed in note 8 below. There are no Non-controlling interest being accounted for related to this joint venture as the joint venture after considering the current quarter loss would have a net debit balance of approximately $50.

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

In accordance with ASC 470-20, the Company evaluated the conversion feature embedded in the debt instrument and concluded that a beneficial conversion feature exists since the stated interest rate is below the interest rate on that of similar loans.  An estimated discount rate of 25% was determined based on the Company’s current capital structure and the discount on the loan was determined to be the beneficial conversion feature embedded in the convertible note and was recorded as an addition to additional paid-in capital and as a reduction in the loan payable balance.  The discount, calculated as $2,715, will be amortized over the life of the loan using the effective interest method with the amortized portion recorded as interest expense.  For the quarter ended April 30, 2010, interest expense of $770 was recorded on the loan compared to $373 of interest expense recorded for the year ended April 30, 2009.

6.

Related Party Transactions

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

During the quarter, $7,756 was paid by shareholder contribution for professional fees and office and general expenses. Since inception, the shareholder has advanced funds for professional fees and other office and general expenses in the amount of $55,919.  The shareholder has waived a portion of the reimbursement of these expenses and considered these advances as a contribution to capital.

7.

Stockholders’ Activity

For the period ended April 30, 2010, we issued 5,500,000 shares of common stock to 3 investors in a private placement. The consideration paid for such shares was $0.01 per share, amounting in the aggregate to $55,000.

8.

Joint Venture

On February 12, 2010, the Company formed a new Joint Venture Corporation, “Yantai Alveron Energy Development Company”, in Shandong, China as per the agreement sign on June 20, 2009. The company ownership was organized per the agreement with Alveron Energy Corp. owning 77% and the joint partners owning the remaining 23% of the new entity.  On the date of the Joint Venture, Yantai had no balance sheet or income statement activities.  Alveron Energy Corp. transferred a total of $50,000 to this new entity during the quarter ending April 30, 2010 to be used on the feasibility report for a potential 48MW wind energy plant in Shandong, China.  The Company has expensed a total of $11,741 toward research and development which relates to the feasibility report. The total losses from the joint venture would exceed the minority interest balance by an immaterial amount and as a result the Company has recorded the full loss associated with the joint venture during the current quarter.

9.

Subsequent Events

There are no subsequent events that would warrant further disclosures.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

As used in this Form 10-Q, references to the "Company," "we," “our” or "us" refer to Alveron Energy Corp., unless the context otherwise indicates.

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

Results of Operation

The Company did not have any operating income from inception (November 18, 2003) through April 30, 2010.  Our major expenses since inception have been legal, accounting and filing fees relating to filing our S-1 and our quarterly and audited financial statements.  During the three months ended April 30, 2010, the company had $1,750 of professional fees; interest expense on our convertible note of $397; office and general expenses of 7,139 and research and development expenses of 11,741 as compared to the three months ended April 30, 2009, where the company had $8,577 of legal and accounting expenses, office and administration expenses of $3,889 and interest expense on our convertible note of $310.

Liquidity and Capital Resources

As shown in the accompanying financial statements, Alveron generated a loss of $96,961 from November 18, 2003 (inception) to April 30, 2010, and has an accumulated deficit of $96,961 and positive working capital of $8,153 as of such period. These results raise substantial doubt as to our ability to continue as a going concern. Over the next twelve months, we anticipate expenses will be approximately $50,000, which includes administrative costs, including professional fees and general business expenses, including costs related to complying with our filing obligations as a reporting company. Our sole executive officer, Mr. Sang Ho Kim has indicated that he is prepared to loan such funds to us for these expenses, but there are no formal arrangements in this regard and he is not legally obligated to loan funds to us.

 As our operations become more complex, it is anticipated that these costs will increase. We do not have sufficient funds on hand to cover these expenses.  Our cash on hand, $35,260 as of April 30, 2010, will not be sufficient to implement operational activities during the next 12 months and we will require at least $400,000 additional funding to implement our business plan.

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

Critical Accounting Policies And Estimates

Our most critical accounting policies, which are those that require significant judgment, include: income taxes and revenue recognition. In-depth descriptions of these can be found in our Annual Report on Form 10-K for the fiscal year ended October 31, 2009 (the “2009 Form 10-K”). There have been no material changes in our existing accounting policies from the disclosures included in our 2009 Form 10-K.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures need improvement and were not adequately effective as of April 30, 2010 to cause the information required to be disclosed in reports that the Company files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to ensure timely decisions regarding required disclosure. Management is in the process of identifying deficiencies with respect to the Company’s disclosure controls and procedures and implementing corrective measures.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not sell any unregistered equity securities during the quarter ended April 30, 2010. The company has a total of 49,540,000 common shares issued and outstanding held by 44 individuals, including 40,000,000 shares held by Sang-Ho Kim, the President and CEO of the Company.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

There has not been any matter submitted to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise, during the three months ended April 30, 2010.

Item 5.   Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

(A)

Exhibits

Exhibit
Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B)

Reports on Form 8-K

Form 8-K Filed on May 25, 2010 reporting a name change.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

  ALVERON ENERGY CORP.

Date: June 21, 2010

By:

/s/ Sang Ho Kim

Name:

Sang Ho Kim

Title:       President, Chief Executive Officer, Chief Financial Officer (Principal Executive Financial and Accounting Officer)