Form 10-Q
period 2010-07-31
Alveron Energy Corp.
filed 2010-09-20
CIK 1271073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2010

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

As of September 20, 2010: 49,540,000 shares of Common Stock, par value $0.001 per share, were outstanding.

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

Item 1. Financial Statements.

ALVERON ENERGY CORP.
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED INTERIM FINANCIAL STATEMENTS

THREE AND NINE MONTHS ENDED JULY 31, 2010 and 2009

UNAUDITED

ALVERON ENERGY CORP.
(A Development Stage Company)
Unaudited
CONSOLIDATED BALANCE SHEETS
As of July 31, 2010 and October 31, 2009
(Expressed in United States Dollars)

	July 31,	October 31,
	2010	2009

ASSETS
Current Assets:
Cash and cash equivalents	$5,604	$ 210
Total Current Assets	5,604	210

Total Assets	$5,604	$ 210

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts Payable & Accrued Liabilities	$3,564	$ 13,561
Related party note	23,305	3,013
Convertible note, net of discount	7,045	5,852
Total Current Liabilities	33,914	22,426

Total Liabilities	33,914	22,426

STOCKHOLDERS' DEFICIT
Capital Stock - $.001 par value, 100,000,000 shares authorized, 49,540,000 and 44,040,000 issued and outstanding as of July 31, 2010 and October 31, 2009, respectively	49,540	44,040
Additional Paid in Capital	44,811	6,072
Accumulated Deficit during the Development Stage	(119,372)	(72,328)
Non-Controlling Interest	(3,289)	-
Total Stockholders' Deficit	(28,310)	(22,216)

Total Liabilities and Total Stockholders' Deficit	$5,604	$ 210

 (See accompanying notes to the financial statements)

ALVERON ENERGY CORP.
(A Development Stage Company)
Unaudited
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended July 31, 2010 and 2009, and Cumulative from November 18, 2003
(Date of Inception) Through July 31, 2010

					November 18, 2003
	Three Months	Three Months	Six Months	Six Months	(Date of Inception)
	Ended	Ended	Ended	Ended	Through
	July 31,	July 31,	July 31,	July 31,	July 31,
	2010	2009	2010	2009	2010

Revenues	$-	-	-	-	-

Expenses
Professional fees	7,489	- (5,424)	11,239	23,153	51,987
Consulting Expense	-	-	-	-	4,000
Interest expense	424	330	1,193	932	3,761
Office and administrative	11,423	11,250	19,663	15,139	42,880
Research and Development	17,128	-	28,869	-	28,869
Foreign currency translation	$-	-	132	823	1,927
Total operating expenses	36,464	6,156	61,096	40,047	133,424

Net Loss including non-controlling interest	(36,464)	(6,156)	(61,096)	(40,047)	(133,424)
Net Loss attributable to non-controlling interest	(14,052)	-	(14,052)	-	(14,052)
Net Loss attributable to Alveron Energy Corp.	(22,412)	-	(47,044)	-	(119,372)

Loss per Common Share - Basic	$(0.00)	(0.00)	(0.00)	(0.00)
and Diluted

Weighted average number of shares outstanding during the periods basic and diluted	49,540,000	44,040,000	49,540,000	44,040,000

(See accompanying notes to the financial statements)

ALVERON ENERGY CORP.
(A Development Stage Company)
Unaudited
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three and Nine Months Ended July 31, 2010 and 2009, and Cumulative from November 18, 2003
(Date of Inception) Through July 31, 2010
			November 18, 2003
	Nine Months	Nine Months	(Date of Inception)
	Ended	Ended	Through
	July 31,	July 31,	July 31,
	2010	2009	2010

Cash Flows from Operating Activities
Net (loss) earnings including non-controlling interest	$(61,096)	$ (40,047)	$ (133,424)
Adjustments to reconcile net loss to net cash used by
Operating activities:
Common stock issued for services	-	-	4,000
Interest accrued on convertible note	1,194	932	3,714
Changes in assets and liabilities
Accounts payable and accrued liabilities	(9,996)	20,161	(391)

Cash flows used in operating activities	(69,898)	(18,954)	(126,101)

Cash Flows from Investing Activities

Cash Flows from Financing Activities
Proceeds from Convertible Note	-	-	6,000
Proceeds from issuance of common stock	55,000	-	61,200
Advances from related party	2,201	-	9,214
Advances from Stockholder	18,091	18,954	55,290

Cash flows provided by financing activities	75,292	18,954	131,705

Net (Decrease) Increase in Cash	5,394	-	5,604

Cash and Cash Equivalents beginning of period	210	210	-

Cash and Cash Equivalents end of period	$5,604	$ 210	$ 5,604

Supplemental Cash Flow Information

Interest paid	-	-	-
Income taxes paid	-	-	-

ALVERON ENERGY CORP.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

July 31, 2010 and 2009

Unaudited

1.

History and Organization

Alveron Energy Corp. is a development stage company which was incorporated under the laws of the State of Delaware on November 18, 2003.  From inception to September 2007, the Company was focused on providing a vehicle for a foreign or domestic non-public company to become an SEC reporting (publicly-traded) company. To this end, we intended to locate and negotiate with a business entity for the combination of that target company with the Company.  Since September 2007, the Company has shifted its focus to becoming a wind and hydro electric energy generation company. In February 12, 2010, the Company formed a new Joint Venture Corporation, “Yantai Alveron Energy Development Company”, in Shandong, China as per the agreement sign on June 20, 2009. The company ownership was organized per the agreement with Alveron Energy Corp. owning 77% and the joint partners owning the remaining 23% of the new entity. Alveron Energy Corp. transferred $50,000 to this new entity during the quarter ending July 31, 2010 to be used on the feasibility report for a potential 48MW wind energy plant in Shandong, China.

On April 12, 2010 the Board of Directors of Modena I, Inc. (the “Company”) filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of Delware changing the Company’s name to Alveron Energy Corp.

2.

Going Concern Assumption

These accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $28,310 and has no current revenue stream and has generated negative cash flows from operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

July 31, 2010 and 2009

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

4.

Principle of Consolidation

The accounts of all of our wholly-owned subsidiaries are included in the consolidation of these financial statements from the date of acquisition.  All significant intercompany accounts and transactions have been eliminated in consolidation.  During the current quarter we have consolidated our 77% owned joint venture as discussed in note 8 below. The Company records net income attributable to non-controlling interest in the consolidated statements of operations for any non-owned portion of its consolidated subsidiary.  Non-controlling interest being accounted for in owners’ equity on the consolidate balance sheet.

5.

Promissory Note

In July 2007, the Company received proceeds of $6,000 and issued a convertible note to an unrelated party.  The loan bears a stated interest rate of 5% per annum, is unsecured and the principal amount of $6,000 plus all accrued interest was due on July 2, 2010. In addition, the holder has the option at any time to convert all or part of the outstanding principal and interest amount into common shares of the Company.  The number of common shares that shall be issued upon conversion of the note shall be determined by the holder and the Company, where the price cannot be greater than the price per common share issued by the Company in the next round of financing. The note is now past due and in default of payment. The note will continue to accrue interest until such time that the note is paid in full or converted by note holder.

In accordance with ASC 470-20, the Company evaluated the conversion feature embedded in the debt instrument and concluded that a beneficial conversion feature exists since the stated interest rate is below the interest rate on that of similar loans.  An estimated discount rate of 25% was determined based on the Company’s current capital structure and the discount on the loan was determined to be the beneficial conversion feature embedded in the convertible note and was recorded as an addition to additional paid-in capital and as a reduction in the loan payable balance. The discount, calculated as $2,715, will be amortized over the life of the loan using the effective interest method with the amortized portion recorded as interest expense; as of quarter ended July 31, 2010 the discount has been fully amortized.  For the quarter ended July 31, 2010, interest expense of $424 was recorded on the loan compared to $330 of interest expense recorded for the year ended July 31, 2009.

6.

Related Party Transactions

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

During the nine months period ended July 31, 2010, $18,091 and $2,201 was paid by advances from shareholder and related party, respectively, for professional fees and office and general expenses. Since inception, the shareholder has advanced funds for professional fees and other office and general expenses in the amount of $64,504.  The shareholder has waived a portion of the reimbursement of these expenses and considered these advances as a contribution to capital.

7.

Stockholders’ Activity

For the period ended July 31, 2010, we issued 5,500,000 shares of common stock to 3 investors in a private placement. The consideration paid for such shares was $0.01 per share, amounting in the aggregate to $55,000.

8.

Joint Venture

On February 12, 2010, the Company formed a new Joint Venture Corporation, “Yantai Alveron Energy Development Company”, in Shandong, China as per the agreement sign on June 20, 2009. The company ownership was organized per the agreement with Alveron Energy Corp. owning 77% and the joint partners owning the remaining 23% of the new entity.  On the date of the Joint Venture, Yantai had no balance sheet or income statement activities.  Alveron Energy Corp. transferred a total of $50,000 to this new entity during the quarter ending July 31, 2010 to be used on the feasibility report for a potential 48MW wind energy plant in Shandong, China.  The Company has expensed a total of $28,869 toward research and development which relates to the feasibility report. The total losses from the joint venture exceed the non-controlling interest balance and as a result the Company has recorded net debit balance of approximately $3,289 on the consolidated balance sheet.

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

Results of Operation

The Company did not have any operating income from inception (November 18, 2003) through July 31, 2010.  Our major expenses since inception have been legal, accounting and filing fees relating to filing our S-1 and our quarterly and audited financial statements.  During the three months ended July 31, 2010, the company had $7,489 of professional fees; interest expense on our convertible note of $424; office and general expenses of 11,423 and research and development expenses of 17,128 as compared to the three months ended July 31, 2009, where the company had $5,424 of professional fees, office and administration expenses of $11,250 and interest expense on our convertible note of $330.

Liquidity and Capital Resources

As shown in the accompanying financial statements, Alveron generated net loss, including non-controlling interest, of $133,424 from November 18, 2003 (inception) to July 31, 2010, and has an accumulated deficit of $119,372 and negative working capital of $28,310 as July 31, 2010. These results raise substantial doubt as to our ability to continue as a going concern. Over the next twelve months, we anticipate expenses will be approximately $50,000, which includes administrative costs, including professional fees and general business expenses, including costs related to complying with our filing obligations as a reporting company. Our sole executive officer, Mr. Sang Ho Kim has indicated that he is prepared to loan such funds to us for these expenses, but there are no formal arrangements in this regard and he is not legally obligated to loan funds to us.

 As our operations become more complex, it is anticipated that these costs will increase. We do not have sufficient funds on hand to cover these expenses.  Our cash on hand, $5,604 as of July 31, 2010, will not be sufficient to implement operational activities during the next 12 months and we will require at least $400,000 additional funding to implement our business plan.

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

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures. Based on their evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures need improvement and were not adequately effective as of July 31, 2010 to cause the information required to be disclosed in reports that the Company files or submits under the Exchange Act to be recorded, processed, summarized and reported within the time periods prescribed by the SEC, and that such information is accumulated and communicated to management, including the principal executive officer and principal financial officer, as appropriate, to ensure timely decisions regarding required disclosure. Management is in the process of identifying deficiencies with respect to the Company’s disclosure controls and procedures and implementing corrective measures.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not sell any unregistered equity securities during the quarter ended July 31, 2010. The company has a total of 49,540,000 common shares issued and outstanding held by 44 individuals, including 40,000,000 shares held by Sang-Ho Kim, the President and CEO of the Company.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

There has not been any matter submitted to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise, during the three months ended July 31, 2010.

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

Date: September 20, 2010

By:                       /s/ Sang Ho Kim

Name:                  Sang Ho Kim

Title:       President, Chief Executive Officer, Chief Financial Officer
                                                                                                                                             (Principal Executive Financial and Accounting Officer)