Form 10-K
period 2010-10-31
Alveron Energy Corp.
filed 2011-02-14
CIK 1271073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2010

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No.  000-50493

ALVERON ENERGY CORP..

(Exact name of small business issuer as specified in its charter)

Delaware                                   98-0412431

(State or other jurisdiction of     (I.R.S. Employer

Incorporation or organization)     Identification No.

735 Don Mills Road, Suite 1405

Toronto, Ontario, M3C 1S9

(Address of Principal Executive Offices)

647-435-9852

(Issuer’s telephone number)

MODENA I, INC.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $0.00

As of February 14, 2011, there were 52,040,000 shares of the registrant’s $.001 par value common stock issued and outstanding

TABLE OF CONTENTS

PART I

Item 1.

Business

4

Item 1A

Risk Factors

5

Item 1B.

Unresolved Staff Comments

5

Item 2.

Properties

6

Item 3.

Legal Proceedings

6

Item 4.

Submission Of Matters To A Vote Of Security Holders

6

PART II

Item 5.

Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

  6

Item 6

Selected Financial Data

  7

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

  7

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

17

Item 8

Financial Statements and Supplementary Data

18

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

37

Item 9A (T)

Control and Procedures

37

Item 9B.

Other Information

38

PART III

Item 10.

Directors, Executive Officers, and Corporate Governance

39

Item 11

Executive Compensation

40

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

40

Item 13.

Certain Relationships and Related Transactions and Director Independence

41

Item 14.

Principal Accountant Fees and Services

41

PART IV

Item 15

Exhibits, Financial Statement Schedules

42

 NOTE REGARDING FORWARD LOOKING STATEMENTS

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS

OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This Annual Report contains historical information as well as forward looking statements. Statements looking forward in time are included in this Annual Report pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such statements involve known and unknown risks and uncertainties that may cause our actual results in future periods to be materially different from any future performance suggested herein. We wish to caution readers that in addition to the important factors described elsewhere in this Form 10-K, the following forward looking statements, among others, sometimes have affected, and in the future could affect, our actual results and could cause our actual consolidated results during the period covered by this report and beyond, to differ materially from those expressed in any forward-looking statements made by or on our behalf.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “NIA”, “we”, “us” and “our” are references to Alveron Energy Corp. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy our reports or other filings made with the SEC at the SEC’s Public Reference Room, located at 100 F Street, N.W., Washington, DC 20549. You can obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also access these reports and other filings electronically on the SEC’s web site, www.sec.gov.

ITEM 1.    Description of Business.

General

Alveron Energy Corp. (formerly Modena I, Inc.) is a development stage company which was incorporated under the laws of the State of Delaware on November 18, 2003. From inception to September 2007, the Company was focused on providing a vehicle for a foreign or domestic non-public company to become an SEC reporting (publicly-traded) company. To that end, we had intended to locate and negotiate with a business entity for the combination of that target company with the Company.

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

On April 12, 2010 the Board of Directors of Modena I, Inc. (the “Company”) filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of Delaware changing the Company’s name to Alveron Energy Corp.

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

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

During the period ending October 31, 2010, there has not been any matter which was submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise.

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

Holders

As of February 14, 2011 there were 52,040,000 shares of common stock issued and outstanding, 40,000,000 of which are controlled by Sang-Ho Kim, the Company's sole officer and director.

As of February 14, 2011 there were 42 holders of record of shares of our common stock.  Holders of common stock do not have cumulative voting rights.

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

Income Taxes

Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.  As of October 31, 2010, a deferred tax asset (which arises solely as a result of net operating losses), has been entirely offset by a valuation reserve due to the uncertainty that this asset will be realized in the future.

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

There were no dilutive financial instruments for the years ended October 31, 2010 or 2009.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Revenue Recognition

Revenue is recognized when it is realized or realizable and earned. Alveron Energy Corp. considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, services have been provided, and collectability is reasonably assured. Revenue that is billed in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the period the services are provided.

The Company currently has one revenue stream which is providing information technology consulting services.  These revenues are recognized on completion of the services rendered.  The customers are billed on completion and are due on receipt.

Recent Accounting Pronouncements

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early adoption is permitted. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.” The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued an amendment to ASC 820, Fair Value Measurements and Disclosure, to require reporting entities to separately disclose the amounts and business rationale for significant transfers in and out of Level 1 and Level 2 fair value measurements and separately present information regarding purchase, sale, issuance, and settlement of Level 3 fair value measures on a gross basis. This standard, for which the Company is currently assessing the impact, is effective for interim and annual reporting periods beginning after December 15, 2009 with the exception of disclosures regarding the purchase, sale, issuance, and settlement of Level 3 fair value measures which are effective for fiscal years beginning after December 15, 2010. The adoption of this standard is not expected to have a significant impact on the Company’s consolidated financial statements.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

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

Overview

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

The address of our principal executive office is Alveron Energy Corp., c/o Sang Ho Kim, 735 Don Mills Rd., #1405 Toronto Ontario M3C 1S9, Canada.  Our phone number at that location is (647) 435-9852 and our facsimile number is (416) 467-5179.  We do not have a functioning website at this time.

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

Results of Operation

We have earned no revenues from operations from the time of our incorporation on November 18, 2003 to October 31, 2010. We do not anticipate earning any revenues from operations until we have acquired a property and establish a wind or hydro project on such property, secure a power purchase agreement and erect turbines on the land or water, of which there is no guarantee that we will be successful.

We incurred operating expenses in the amount of $124,014 for the period from our inception on November 18, 2003 to October 31, 2010. These operating expenses were comprised of professional fees, including legal and accounting fees, and administrative expenses.

Liquidity and Capital Resources

As shown in the accompanying financial statements, Alveron generated a loss of $124,014 from November 18, 2003 (inception) to October 31, 2010, and has an accumulated deficit of $124,014 and negative working capital of $33,971 as of such period. These results raise substantial doubt as to our ability to continue as a going concern. Over the next twelve months, we anticipate expenses will be approximately $35,000, which includes administrative costs, including professional fees and general business expenses, including costs related to complying with our filing obligations as a reporting company. Our sole executive officer, Mr. Sang Ho Kim has indicated that he is prepared to loan such funds to us for these expenses, but there are no formal arrangements in this regard and he is not legally obligated to loan funds to us.

As our operations become more complex, it is anticipated that these costs will increase. We do not have sufficient funds on hand to cover these expenses.  Our cash on hand, $15,858 as of October 31, 2010, will not be sufficient to implement operational activities during the next 12 months and we will require at least $500,000 additional funding to implement our business plan.

The table below sets forth the anticipated expenses for the next 12 months:

	Amount Allocated	Amount Expended	Estimated Completion

Marketing Materials/Website	$ 20,000		Use as needed
Legal/Accounting	$ 50,000		Use as needed
SEC Reporting	$25,000		Use as needed
Computer Systems	$6,000		Use as needed
Feasibility Reports	$100,000
Assessment Reports and Approvals	$80,000
Consultants	$ 80,000
General Administration			Use as needed
Meals & Entertainment	$6,000		Use as needed
Insurance	$6,000		Use as needed
Office Supplies	$6,000		Use as needed
Salaries	$80,000		Use as needed
Professional Fees	$7,000		Use as needed
Rent	$6,000		Use as needed
Telephone/Mobile	$6,000		Use as needed
Travel	$20,000		Use as needed
Utilities	$2,000		Use as needed
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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that are material to investors

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements.

ALVERON ENERGY CORP.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

YEARS ENDED OCTOBER 31, 2010 and 2009

AND THE PERIOD FROM INCEPTION THROUGH OCTOBER 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Alveron Energy Corp.

(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Alveron Energy Corp. (A Development Stage Company) as of October 31, 2010 and 2009 and the related statements of operations, shareholders' deficit and cash flows for the twelve months period then ended. The financial statements from November 18, 2003(inception), through October 31, 2008 were audited by other auditors whose report expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alveron Energy Corp. as of October 31, 2010 and 2009, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

www.mkacpas.com

Houston, Texas

February 14, 2011

ALVERON ENERGY CORP.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
As of OCTOBER 31, 2010 and 2009

	2010	2009
ASSETS
Current Assets:
Cash and cash equivalents	$15,858	$ 210
Total Current Assets	15,858	210

Total Assets	$15,858	$ 210

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$7,655	$ 13,561
Related party note	33,038	3,013
Convertible note, net of discount	9,136	5,852
Total Current Liabilities	49,829	22,426

Total Liabilities	49,829	22,426

STOCKHOLDERS' DEFICIT
Capital stock - $.001 par value, 100,000,000 common shares authorized, 49,540,000 and 44,040,000 common shares outstanding as of October 31, 2010 and 2009, respectively	49,540	44,040
Additional paid in capital	55,942	6,072
Deficit accumulated during the development stage	(124,014)	(72,328)
Non-Controlling Interest	(15,439)	-
Total Stockholders' Deficit	(33,971)	(22,216)

Total Liabilities and Total Stockholders' Deficit	$15,858	$ 210

The accompany notes are integral part of these consolidated financial statements.

ALVERON ENERGY CORP.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended October 31, 2010 and 2009, and Cumulative from November 18, 2003 (Date of Inception) Through October 31, 2010

			November 18, 2003
			(Date of Inception)
			Through
			October 31,
	2010	2009	2010

Revenues	$-	$ -	$ -

Expenses
Consulting Expense	1,476	-	5,476
Professional fees	13,666	16,094	54,414
Interest expense	3,652	1,282	6,219
Office and Administrative	27,118	15,725	50,337
Research and Development	21,509	-	21,509
Foreign exchange loss/(gain)	(296)	823	1,498
Total Operating Expenses	67,125	33,924	139,453

Net Loss including non-controlling Interest	(67,125)	(33,924)	(139,453)
Net Loss attributable to non-controlling interest	15,439	-	15,439
Net Loss attributable to Alveron Energy Corp.	$(51,686)	$ (33,924)	$(124,014)

Loss Per Common Share - Basic	$(0.00)	$ (0.00)
and Diluted

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	47,082,466	44,040,000

The accompany notes are integral part of these consolidated financial statements.

ALVERON ENERGY CORP.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended October 31, 2010 and 2009, and Cumulative from
November 18, 2003 (Date of Inception) Through October 31, 2010
			November 18, 2003
			(Date of Inception)
			Through
			October 31
	2010	2009	2010

Cash Flows from Operating Activities
Net loss including non-controlling interest	$(67,125)	$ (33,924)	$ (139,453)
Adjustments to reconcile net loss to net cash used by Operating Activities:
Common stock issued for services	-	-	4,000
Imputed Interest	369	-	369
Interest accrued on convertible note	3,284	1,284	5,851
Changes in assets and liabilities
Accounts payable and accrued liabilities	(5,905)	10,624	7,653

Cash flows used in operating activities	(69,377)	(22,016)	(121,580)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from convertible note	-	-	6,000
Proceeds from issuance of common stock	55,000	-	61,200
Advances from related party	9,593	3,013	12,607
Advances from shareholder	20,432	-	20,432
Stockholder contributions	-	19,003	37,199

Cash flows provided by financing activities	85,025	22,016	137,437

Net (Decrease) Increase in Cash	15,648	-	15,858

Cash and Cash Equivalents, beginning of year	210	210	-

Cash and Cash Equivalents, end of year	$15,858	$ 210	$ 15,858

Supplemental Cash Flow Information

Interest paid	$-	$ -	$ -
Income taxes paid	-	-	-

The accompany notes are integral part of these consolidated financial statements.

ALVERON ENERGY CORP.
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM INCEPTION THROUGH 31 OCTOBER 2010

	Number of Shares	Capital Stock	Accumulated Deficit During the Development Stage	Additional Paid-In Capital	Non-Controlling Interest	Total Stockholders' Equity (Deficit)
Stock issued on acceptance of incorporation expenses on November 18, 2003	40,000,000	$40,000	$-	$(39,900)	$ -	$100
Net loss	-	-	(3,350)	-		(3,350)
Balance, 31 October 2004	40,000,000	$40,000	$(3,350)	$(39,900)	$ -	$(3,250)
Net loss	-	-	(8,754)	-		(8,754)
Balance, 31 October 2005	40,000,000	$40,000	$(12,104)	$(39,900)	$ -	$(12,004)
Stockholder contributions				13,636		13,636
Net loss	-	-	(7,496)	-		(7,496)
Balance, 31 October 2006	40,000,000	$40,000	$(19,600)	$(26,264)	$ -	$(5,864)
Stock issued	200,000	200	-	300		500
Stockholder contributions	-	-	-	108		108
Discount on Convertible Note	-	-	-	2,715		2,715
Net loss			(4,299)			(4,299)
Balance, 31 October 2007	40,200,000	$40,200	$(23,899)	$(23,141)	$ -	$(6,840)
Stock issued	2,240,000.	2,240	-	3,360		5,600
Stock issued for services	1,600,000	1,600	-	2,400		4,000
Stockholder contributions	-	-	-	4,450		4,450
Net loss			(14,505)			(14,505)
Balance, 31 October 2008	44,040,000	$44,040	$(38,404)	$(12,931)	$ -	$(7,295)
Stockholder contributions	-	-	-	19,003		19,003
Net loss			(33,924)			(33,924)
Balance, 31 October 2009	44,040,000	$44,040	$(72,328)	$ 6,073		$(22,216)
Stock issued for Cash	5,500,000	5,500		49,500		55,000
Imputed Interest				369		369
Net loss			(51,686)		(15,439)	(67,125)
Balance, 31 October 2010	49,540,000	$49,540	$(124,014)	$ 55,942	$ (15,439)	$(33,971)

The accompany notes are integral part of these consolidated financial statements.

ALVERON ENERGY CORP.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
October 31, 2010 and 2009

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

2.

Going Concern Assumption

These accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $33,971 and has no current revenue stream. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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
Notes to Financial Statements
October 31, 2010 and 2009

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

4.

Principles of Consolidation

The accounts of the joint venture are included in the consolidation of these financial statements from the date when the joint venture was formed. All significant intercompany accounts and transactions have been eliminated in consolidation. During the current year we have consolidated our 77% owned joint venture as discussed in note 10 below. The Company records net income attributable to non-controlling interest in the consolidated statements of operations for any non-owned portion of its consolidated subsidiary. Non-controlling interest being accounted for in owners’ equity on the consolidate balance sheet.

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

The following presents assets that are measured and recognized at fair values as of October 31, 2010 on a non-recurring basis:

Level 1: None

Level 2: None

Level 3: None

As of October 31, 2010 and 2009, the carrying value of cash, accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments.

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

c)

Earnings or Loss Per Share

The Company computes net loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

ALVERON ENERGY CORP. (A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
October 31, 2010 and 2009

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

g)

Recent Accounting Pronouncements

ALVERON ENERGY CORP.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
October 31, 2010 and 2009

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. Early adoption is permitted. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In March 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-11 (ASU 2010-11), “Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives.” The amendments in this Update are effective for each reporting entity at the beginning of its first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each entity’s first fiscal quarter beginning after issuance of this Update. The Company does not expect the provisions of ASU 2010-11 to have a material effect on the financial position, results of operations or cash flows of the Company.

In February 2010, the FASB Accounting Standards Update 2010-10 (ASU 2010-10), “Consolidation (Topic 810): Amendments for Certain Investment Funds.” The amendments in this Update are effective as of the beginning of a reporting entity’s first annual period that begins after November 15, 2009 and for interim periods within that first reporting period. Early application is not permitted. The Company’s adoption of provisions of ASU 2010-10 did not have a material effect on the financial position, results of operations or cash flows.

In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (ASC Topic 855) “Amendments to Certain Recognition and Disclosure Requirements” (“ASU No. 2010-09”). ASU No. 2010-09 requires an entity that is an SEC filer to evaluate subsequent events through the date that the financial statements are issued and removes the requirement for an SEC filer to disclose a date, in both issued and revised financial statements, through which the filer had evaluated subsequent events. The adoption did not have an impact on the Company’s financial position and results of operations.

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

In January 2010, the FASB issued an amendment to ASC 505, Equity, where entities that declare dividends to shareholders that may be paid in cash or shares at the election of the shareholders are considered to be a share issuance that is reflected prospectively in EPS, and is not accounted for as a stock dividend. This standard is effective for interim and annual periods ending on or after December 15, 2009 and is to be applied on a retrospective basis. The adoption of this standard is not expected to have a significant impact on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In October 2009, FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product’s essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective on January 1, 2011.

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s financial statements.

In August 2009, FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard is effective for the Company on October 1, 2009. The adoption of this amendment did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued guidance now codified as FASB ASC Topic 105, Generally Accepted Accounting Principles, as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC. ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place. The adoption of ASC 105 did not have a material impact on the Company’s consolidated financial statements, but did eliminate all references to pre-codification standards.

In May 2009, FASB issued ASC 855, Subsequent Events, which establishes general standards of for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which an entity has evaluated subsequent events, is effective for interim or annual periods ending after June 15, 2009. The adoption of ASC 855-10 did not have a material effect on the Company’s financial statements.

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operation

ALVERON ENERGY CORP.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
October 31, 2010 and 2009

6.

Convertible Note

In July 2007, the Company received proceeds of $6,000 and issued a convertible note to an unrelated party.  The loan bears a stated interest rate of 5% per annum, is unsecured and the principal amount of $6,000 plus all accrued interest was due on July 2, 2010. As of October 31, 2010 the note is past due.  In addition, the holder has the option at any time to convert all or part of the outstanding principal and interest amount into common shares of the Company contingent upon mutual agreement on a conversion price between the company and the note holder.  The number of common shares that shall be issued upon conversion of the note shall be determined by the holder and the Company.

The Company evaluated the conversion feature embedded in the debt instrument and concluded that a beneficial conversion feature existed.  In accordance with the provisions of FASB ASC Topic 470-20, the Company calculated the aggregate value of the embedded beneficial conversion features in connection with the issuances of the convertible notes. The fair value of the embedded beneficial conversion feature was estimated to be the difference between the issue date fair value and face amount of the debt, with the fair value of the debt being determined on a relative fair value basis based on the underlying estimated fair values of the common shares issuable on conversion. The embedded beneficial conversion feature was recorded as a contribution to additional paid-in capital of $2,715. The resulting debt discounts are being accreted over the term of the notes using the effective interest amortization method.   For the year ended October 31, 2010, interest expense of $3,652 was recorded on the loan compared to $1,282 of interest expense recorded for the year ended October 31, 2009.  In addition, the Company evaluated the convertible note for embedded derivatives and as a result of the provision in the Convertible Promissory Note agreement; conversion of note is contingent upon a mutually agreed upon conversion price.  As such, no derivative liabilities need to be recorded.

7.

Capital Stock

Total shares authorized as of October 31, 2010 are 100,000,000 common shares, par value $0.001 per share.  Total shares issued and outstanding as of October 31, 2009 are 44,040,000 common shares.  Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. During fiscal year 2010 the Company has not declared any dividends since incorporation.

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

For the period ended October 31, 2010, we issued 5,500,000 shares of common stock to 3 investors in a private placement. The consideration paid for such shares was $0.01 per share, amounting in the aggregate to $55,000.

ALVERON ENERGY CORP.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
October 31, 2010 and 2009

8.

Income Taxes

The Company has paid no federal or state income taxes.  As of October 31, 2010 and 2009, the Company has net operating loss carry forwards of $124,014 and $72,329 which, if unused, will begin to expire in 2023.  The tax effect, at the statutory state and federal rates of 34% and 35%, of the operating loss carry forwards and temporary differences at October 31, 2010 and 2009 respectively, are as follows:

	2010	2009

Deferred income tax assets
Net operating loss carryforwards	$ 43,405	$ 25,315
Valuation allowance	(43,405)	(25,315)

Deferred income taxes	$ -	-

9.

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

During 2010, $20,432 was paid by shareholder contribution for professional fees. Since inception, the shareholder has advanced funds for professional fees and other office and general expenses in the amount of $57,631.  The shareholder has waived prior year reimbursements of these expenses and considered these advances as a contribution to capital.  Accordingly, a total of $37,199 of the contributions has been recorded as additional paid-in capital. The remaining balance of $20,432 is accruing interest at a rate of 7% annually and due upon demand.  As of year ended October 31, 2010, accrued interest balance is $1,641.

During 2010, $9,593 was paid by related party from the joint venture for expenses on behalf of the company.  The related party payable is non-interest bearing, unsecured and due upon demand.  The Company has recorded imputed interest expense of $369 as additional paid-in capital.

10.

Joint Venture

On February 12, 2010, the Company formed a new Joint Venture Corporation, “Yantai Alveron Energy Development Company”, in Shandong, China as per the agreement sign on June 20, 2009. The company ownership was organized per the agreement with Alveron Energy Corp. owning 77% and the joint partners owning the remaining 23% of the new entity. On the date of the Joint Venture, Yantai had no balance sheet or income statement activities. Alveron Energy Corp. transferred a total of $50,000 to this new entity during the year ending October 31, 2010 to be used on the feasibility report for a potential 48MW wind energy plant in Shandong, China. The Company has expensed a total of $21,402 toward research and development which relates to the feasibility report. The total losses from the joint venture exceed the non-controlling interest balance and as a result the Company has recorded net debit balance of approximately $15,439 on the consolidated balance sheet.

11.

Contingencies

No legal proceedings are currently pending or, to our knowledge, threatened against us that, in the opinion our management, could reasonably be expected to have a material adverse effect on our business or financial condition or results of operations.

12.

Subsequent Events

On November 26, 2010, Alveron repaid $6,000 principal towards the convertible promissory note owing to an unrelated party.

During the months of November and December, 2010, a shareholder and related party advanced the Company $540,900 as a unsecured loan with an interest rate of 7% annual rate and due upon demand.

On November 15, 2010, 2,500,000 shares of common stock was issued to an individual for consulting services valuing $100,000.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The financial statements included in this Form 10-K have been audited by M & K CPAS PLLC to the extent and for the periods set forth in their report appearing elsewhere herein, and are included in reliance upon such report given upon the authority of said firm as experts in auditing and accounting, we have not, nor has anyone engaged on our behalf, consulted with M&K CPAS, PLLC regarding (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that may be rendered on the Company’s financial statements, and M&K CPAS, PLLC did not provide either in a written report or oral advice to the Company that was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) the subject of any disagreement, as defined in Item 304 (a)(1)(v) of Regulation S-K and the related instructions, or a reportable event within the meaning set forth in Item 304 (a)(1)(V) of Regulation S-K.

Item 9A.   Controls and Procedures.

Our management, including our Chief Executive Officer who also serves as our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report.

Based on that evaluation, our Chief Executive Officer concluded that as of the end of the period covered by this Report our disclosure controls and procedures were not effective such that the information required to be disclosed in our Securities and Exchange Commission reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms; and (ii) is accumulated and communicated to our management, including our Chief Executive Officer, to allow timely decisions regarding required disclosure. Our Chief Executive Officer is not a financial or accounting professional, and we lack any accounting staff that is sufficiently trained in the application of U.S. generally accepted accounting principles. Until such time as we hire a chief financial officer or similarly titled person with the requisite experience in the application of U.S. GAAP, there is a likelihood that we may experience material weaknesses in our disclosure controls that may result in errors in our financial statements in future periods.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting as of the end of the period covered by this report based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of October 31, 2010 due to the following material weaknesses in the company’s internal control over financial reporting:

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

Name and Business Address	Age	Position

Sang-Ho Kim	46	Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary and Director

Surendran Shanmugan	44	Director

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

The percentages below are calculated based on 49,540,000 shares of our common stock issued and outstanding as of October 31, 2010.  We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.  Unless otherwise indicated, the address of each person listed is c/o Modena I, Inc., c/o Mr. Sang Ho Kim, 735 Don Mills Rd., #1405 Toronto Ontario M3C 1S9 Canada.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Mr. Sang Ho Kim	Common	40,000,000	80.74%

Mr. Surendram Shanmugam	Common	1,900,000[1]	3.84%

Directors and Officers as a Group (2 person)	Common	41,900,000	84.58%

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

Since Mr. Sang Ho Kim became our sole officer and a director, he has advanced funds for professional fees and general expenses in the amount of $20,432 and $19,003 as of October 31, 2010 and 2009, respectively.  Mr. Kim has waived reimbursement of these expenses and considered these advances as a contribution to capital.  Accordingly, the contributions have been recorded as additional paid-in capital.

The Company has been provided office space by its President and Chief Executive Officer for all periods presented. There is no charge to the Company for the space.

Item 14.  Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended October 31, 2010 and 2009 were $3,750 and $6,000 respectively.

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

All Other Fees

The Company incurred fees during the last two fiscal years ended October 31, 2010 and 2009 were $5,107 and $15,003 for services rendered by the Company’s principal accountants relating to the review of quarterly financial statements for inclusion in the Company's quarterly reports on Form 10Q.

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

Certification  Pursuant To The Sarbanes-Oxley Act 18 U.S.C. Section 1350 As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002

(i)  Certification of Sang-Ho Kim

(1) Incorporated by reference to previous filing

(2)These items have been previously filed

b)

Reports on Form 8-K

Form 8-K Filed on May 25, 2010 reporting a company name change to Alveron Energy Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

  ALVERON ENERGY CORP.

Date: February 14, 2011

By:               /s/ Sang Ho Kim

Name:          Sang Ho Kim

Title:       President, Chief Executive Officer, Chief Financial Officer (Principal Executive Financial and Accounting Officer)

EXHIBIT 31.1

CERTIFICATION PURSUANT TO 18 U.S.C. § 1350,

AS ADOPTED PURSUANT TO SECTION 302 OF THE

SARBANES-OXLEY ACT OF 2002

I, Sang Ho Kim, the President, Chief Executive Officer and Chief Financial Officer of Alveron Energy Corp, Inc. (“Alveron”) certify that:

1.    I have reviewed this Annual Report on Form 10-K of Alveron Energy Corp. for the period ended October 31, 2010;

2.    Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.   Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of Alveron as of, and for, the periods presented in this report;

4.   Alveron’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for Alveron and have:

        (a)      Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to Alveron, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

        (b)       Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

        (c)       Evaluated the effectiveness of Alveron’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

       (d)       Disclosed in this report any change in Alveron’s internal control over financial reporting that occurred during Alveron’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, Alveron’s internal control over financial reporting; and

5.    Alveron’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to Alveron’s auditors and the audit committee of Alveron’s board of directors (or persons performing the equivalent functions):

        (a)      All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect Alveron’s ability to record, process, summarize and report financial information; and

        (b)      Any fraud, whether or n: February 14ot material, that involves management or other employees who have a significant role in Alveron’s internal control over financial reporting

Date: February 14, 2011

By:

/s/ Sang Ho Kim

Name:

Sang Ho Kim

Title:

President, Chief Executive Officer, Chief Financial Officer (Principal Executive Financial and Accounting Officer)

EXHIBIT 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report on Form 10-K of Alveron Energy Corp. (the “Company”) for the period ended October 31, 2010 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Sang Ho Kim, the President, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)        The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)         The information contained in the Report fairly present, in all material respects, the financial condition and results of operations of the Company.

Date: February 14, 2011

By:

/s/ Sang Ho Kim

Name:

Sang Ho Kim

Title:

President, Chief Executive Officer, Chief Financial Officer (Principal Executive Financial and Accounting Officer)