Form 10-Q
period 2011-01-31
Alveron Energy Corp.
filed 2011-03-22
CIK 1271073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2011

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

As of March 22, 2011: 52,140,000 shares of Common Stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format

Yes [  ]  No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]

No [X]

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

  4

Item 2.   Management’s Discussion and Analysis of Financial Condition

15

Item 3    Quantitative and Qualitative Disclosures About Market Risk

17

Item 4T. Control and Procedures

17

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 3.  Defaults Upon Senior Securities

19

Item 4.  Submission of Matters to a Vote of Security Holders

19

Item 5.  Other Information

19

Item 6.  Exhibits

19

Signatures

20

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

ALVERON ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
AS AT JANUARY 31, 2011 and October 31, 2010
(Expressed in United States Dollars)

	January 31,	October 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$53,988	$15,858
Deposit	258,230	-
Total Current Assets	312,218	15,858

Total Assets	$312,218	$15,858

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$17,417	$7,656
Related Party Note	581,359	33,038
Convertible note, net	-	9,136
Total Current Liabilities	598,776	49,830

Total Liabilities	598,776	49,830

STOCKHOLDERS' DEFICIT
Capital Stock - $.001 par value, 100,000,000 common shares authorized,
52,140,000 and 49,540,000 common shares issued and outstanding as of January 31, 2011 and October 31, 2010, respectively	$52,140	$49,540
Additional paid-in capital	84,342	55,942
Deficit accumulated during the development stage	(357,815)	(124,014)
Non-Controlling Interest	(65,225)	(15,439)
Total Stockholders' Deficit	(286,558)	(33,972)

Total Liabilities and Total Stockholders' Deficit	$312,218	$15,858

(See accompanying notes to the financial statements)

ALVERON ENERGY CORP.
(A Development Stage Company)
Unaudited
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended January 31, 2011 and 2010, and Cumulative from November 18, 2003
(Date of Inception) Through January 31, 2011

			November 18, 2003
	Three Months	Three Months	(Date of Inception)
	Ended	Ended	Through
	January 31,	January 31,	January 31,
	2011	2010	2011

Revenues	$-	$ -	$ -

Expenses
Consulting expenses	26,000	-	31,476
Professional fees	4,599	2,000	59,013
Interest expense	7,586	373	13,805
Office and administrative	7,071	1,100	57,408
Research and Development	-	-	21,409
Loss on Investment	239,900	-	239,900
Foreign exchange loss/(gain)	(1,569)	-	(71)
Total operating expenses	283,587	3,473	423,040

Net Loss including non-controlling interest	(283,587)	3,473	(423,040)
Net Loss attributable to non-controlling interest	49,786	-	65,225
Net Loss attributable to Alveron Energy Corp.	$ (233,801)	$ -	$ (357,815)

Loss per Common Share - Basic	$0.00	$ 0.00
and Diluted

Weighted average number of shares outstanding during the periods basic and diluted	51,417,174	44,040,000

 (See accompanying notes to the financial statements)

ALVERON ENERGY CORP.
(A Development Stage Company)
Unaudited
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended January 31, 2011 and 2010, and Cumulative from November 18, 2003
(Date of Inception) Through January 31, 2011
			November 18, 2003
	Three Months	Three Months	(Date of Inception)
	Ended	Ended	Through
	January 31,	January 31,	January 31,
	2011	2010	2011

Cash Flows from Operating Activities
Net loss	$(283,587)	$ (3,473)	$ (423,040)
Adjustments to reconcile net loss to net cash used by
Operating activities:
Common stock issued for services	26,000	-	30,000
Interest accrued on convertible note	-	373	5,851
Imputed Interest	-	-	369
Repayment in Excess of Lending	5,000	-	5,000
Changes in assets and liabilities
Other Assets	(258,230)	-	(258,230)
Accounts payable and accrued liabilities	6,626	(850)	14,279

Cash flows used in Operating Activities	(504,191)	$(3,950)	(625,771)

Cash Flows from Investing Activities	-	-	-

Cash Flows from Financing Activities
Proceeds from convertible note		-	6,000
Repayment of Note	(6,000)		(6,000)
Proceeds from issuance of common stock	-	-	61,200
Advances from related party	548,321	3,950	581,360
Stockholder contributions	-	-	37,199

Cash flows provided by financing activities	$542,321	$ 3,950	$ 679,759

Net Increase in Cash	38,130	-	53,988

Cash and Cash Equivalents beginning of period	15,858	210	-

Cash and Cash Equivalents end of period	$53,988	$ 210	$ 53,988

Supplemental Cash Flow Information

Interest paid		-	-
Income taxes paid		-	-

ALVERON ENERGY CORP.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

January 31, 2011 and 2010

Unaudited

1.

History and Organization

Modena I, Inc. is a development stage company which was incorporated under the laws of the State of Delaware on November 18, 2003.  From inception to September 2007, the Company was focused on providing a vehicle for a foreign or domestic non-public company to become an SEC reporting (publicly-traded) company. To this end, we intended to locate and negotiate with a business entity for the combination of that target company with the Company.  Since September 2007, the Company has shifted its focus to becoming a wind and hydro electric energy generation company. In February 12, 2010, the Company formed a new Joint Venture Corporation, “Yantai Alveron Energy Development Company”, in Shandong, China as per the agreement sign on June 20, 2009. The company ownership was organized per the agreement with Alveron Energy Corp. owning 77% and the joint partners owning the remaining 23% of the new entity. Alveron Energy Corp. transferred $539,900 to this new entity during the quarter ending January 31, 2011 to be used on the feasibility report for a potential 48MW wind energy plant in Shandong, China.

 On April 12, 2010 the Board of Directors of Modena I, Inc. (the “Company”) filed a Certificate     of Amendment to the Articles of Incorporation with the Secretary of State of Delware changing the Company’s name to Alveron Energy Corp.

2.

Going Concern

These accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $286,558 and has no current revenue stream. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

January 31, 2011 and 2010

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim condensed financial statements be read in conjunction with the financial statements of the Company for the year ended October 31, 2010 and notes thereto included in the Company's 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

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

4.

Principle of Consolidation

The accounts of all of our wholly-owned subsidiaries are included in the consolidation of these financial statements from the date of acquisition.  All significant intercompany accounts and transactions have been eliminated in consolidation.  During the current quarter we have consolidated the joint venture as discussed in note 9 below. The Company records net income attributable to non-controlling interest in the consolidated statements of operations for any non-owned portion of its consolidated subsidiary.  Non-controlling interest being accounted for in owners’ equity on the consolidate balance sheet.

5.

Summary of Significant Accounting Policies

a)

Fair Value of Financial Instruments

The Company adopted ASC No. 820-10 (ASC 820-10), Fair Value Measurements.  ASC 820-10 relates to financial assets and financial liabilities.

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

The following presents assets that are measured and recognized at fair values as of January 31, 2011 on a non-recurring basis:

Level 1: None

Level 2: None

Level 3: None

As of January 31, 2011 and 2010, the carrying value of cash, accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments.

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

c)

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

d)

Cash and Cash Equivalents

Cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.  As of January 31, 2011 and October 31, 2010 the company had no cash equivalents.

e)

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

f)

Foreign Currency Translation

Transactions in foreign currencies are translated into the currency of measurement at the exchange rates in effect on the transaction date. Monetary balance sheet items expressed in foreign currencies are translated into United States dollars at the exchange rates in effect at the balance sheet date. The resulting exchange gains and losses are recognized in income.

g)

Stock-based Compensation

The Company records stock-based compensation in accordance with ASC 718, Compensation – Stock Compensation using the fair value method. All transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued.

h)

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

6.

Promissory Note

In July 2007, the Company received proceeds of $6,000 and issued a convertible note to an unrelated party.  The loan bears a stated interest rate of 5% per annum, is unsecured and the principal amount of $6,000 plus all accrued interest was due on July 2, 2010. As of October 31, 2010 the note was past due.  In addition, the holder has the option at any time to convert all or part of the outstanding principal and interest amount into common shares of the Company contingent upon mutual agreement on a conversion price between the company and the note holder.  The number of common shares that shall be issued upon conversion of the note shall be determined by the holder and the Company.

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

On November 26, 2010, Alveron repaid $6,000 principal towards the convertible promissory note. As of January 31, 2011, accrued interest of $1,493 remains unpaid.

7.

Related Party Transactions

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

During the quarter, $444 was paid by shareholder for professional fees, which were added to the related party loans. Since inception, the shareholder has advanced funds for professional fees and other office and general expenses in the amount of $618,559.  The shareholder has waived reimbursement of $37,199 and considered these advances as a contribution to capital. Accordingly, the contributions have been recorded as additional paid-in capital. The remaining $581,359 is considered as a unsecured loan with interest rate of 7% annual rate and due upon demand. Accrued interest recorded as of January 31, 2011 is $9,229.

During the quarter ending January 31, 2011, Alveron Energy Corp. made a short-term loan, $35,000, to another company.  The loan had no stated interest and is due upon demand with no convertibility features.   Within the same quarter, the company received $40,000 as a repayment of the loan.  The additional $5,000 was considered contributed capital and written-off as additional-paid-in capital.

8.

 Stockholders’ Activity

For the period ended January 31, 2011, we issued 2,600,000 shares of common stock to 2 companies for consulting fees. The consideration for such shares was $0.01 per share, amounting in the aggregate to $26,000. The shares issued were valued based on the last sell price of common stock for cash.

9.

Joint Venture

On February 12, 2010, the Company formed a new Joint Venture Corporation, “Yantai Alveron Energy Development Company”, in Shandong, China as per the agreement sign on June 20, 2009. The company ownership was organized per the agreement with Alveron Energy Corp. owning 77% and the joint partners owning the remaining 23% of the new entity.  On the date of the Joint Venture, Yantai had no balance sheet or income statement activities.  Alveron Energy Corp. transferred a total of $539,900 to this new entity during the quarter ending January 31, 2011 to be used on the feasibility report for a potential 48MW wind energy plant in Shandong, China.   Out of the total $539,900, $239,900 was allocated to the Rushan Project and $258,230 to the Longquan Project.  Based on subsequent events that have deter the likely success of the Rushan Project, the company has decided to retroactively expense the investment which resulted in the company suffering a loss on investment of $239,900.  The Longquan Project is still ongoing, as mentioned in Note 10, as of January 31, 2011, whereby, the company continue to raise additional capital for further development.

10.

Deposit

On December 30, 2010, Alveron Energy Corp. entered into a purchase agreement with a third party company to manufacture wind power generator.  Company paid non-refundable amount of $258,230 as a deposit to purchase 24 sets of magnetic wind power generator.  The total contract price adjusted for foreign translation as of January 31, 2011 is $26,977,440 USD.  Based on the terms of the agreement, Alveron Energy Corp. needs to pay 90% , net of deposit, when equipments arrived at the plant.  The remaining 10% is due 24 months after all installation is complete and functional.

11.

 Subsequent Events

Alveron Enery Corp.’s project interest in the new Rushan wind project in Shandong, China has been dissolved resulting in a loss on investment of $239,900.

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

Results of Operation

The Company did not have any operating income from inception (November 18, 2003) through January 31, 2011. During the three months ended January 31, 2011, the company had $4,600 of accrued accounting expenses and interest expense on our convertible note of $1,493 as compared to the three months ended January 31, 2010, where the company had only $2,000 of accounting expenses and interest expense on our convertible note of $373. The company had consulting expenses of $26,000 during the three months ended January 31, 2011 compared to nil for the three months ended January 31, 2010. During the three months ended January 31, 2011, the company incurred a loss on investment of $239,900 due to the cancelation of an early stage wind project.

Liquidity and Capital Resources

As shown in the accompanying financial statements, Alveron generated a consolidated net loss of $423,040 from November 18, 2003 (inception) to January 31, 2011, and has an accumulated deficit of $423,040 and working capital of $286,558 as of such period. These results raise substantial doubt as to our ability to continue as a going concern. Over the next twelve months, we anticipate expenses will be approximately $35,000, which includes administrative costs, including professional fees and general business expenses, including costs related to complying with our filing obligations as a reporting company. Our sole executive officer, Mr. Sang Ho Kim has indicated that he is prepared to loan such funds to us for these expenses, but there are no formal arrangements in this regard and he is not legally obligated to loan funds to us.

 As our operations become more complex, it is anticipated that these costs will increase. We do not have sufficient funds on hand to cover these expenses.  Our cash on hand, $53,988 as of January 31, 2011, will not be sufficient to implement operational activities during the next 12 months and we will require at least $400,000 additional funding to implement our business plan.

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

Critical Accounting Policies And Estimates

Our most critical accounting policies, which are those that require significant judgment, include: income taxes and revenue recognition. In-depth descriptions of these can be found in our Annual Report on Form 10-K for the fiscal year ended October 31, 2010 (the “2010 Form 10-K”). There have been no material changes in our existing accounting policies from the disclosures included in our 2010 Form 10-K.

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

In connection with the preparation of this Form 10-Q for the three months ended January 31, 2011 our management, under the supervision of our Chief Executive Officer and Chief Financial Officer (one individual), conducted an evaluation of disclosure controls and procedures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer (one individual) concluded that our disclosure controls and procedures were not effective as of the filing date of this Annual Report.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of January 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control- Integrated Framework. Our management has concluded that, as of January 31, 2011, our internal control over financial reporting is not effective based on these criteria, due to material weaknesses resulting from not having an Audit Committee or financial expert on our Board of Directors and our failure to maintain appropriate cash controls.

Changes in Internal Controls

Our management has also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of our last evaluation.

The Company is not required by current SEC rules to include, and does not include, an auditor's attestation report. The Company's registered public accounting firm has not attested to Management's reports on the Company's internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not sell any unregistered equity securities during the quarter ended January 31, 2011 The company has a total of 52,140,000 common shares issued and outstanding held by 50 individuals, including 40,000,000 shares held by Sang-Ho Kim, the President and CEO of the Company.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

There has not been any matter submitted to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise, during the three months ended January 31, 2011.

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

Date: March 22, 2011

By:

/s/ Sang Ho Kim

Name:

Sang Ho Kim

Title:       President, Chief Executive Officer, Chief Financial Officer (Principal Executive Financial and Accounting Officer)