Form 10-Q
period 2011-04-30
Alveron Energy Corp.
filed 2011-06-20
CIK 1271073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

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

As of June 16, 2011: 52,140,000 shares of Common Stock, par value $0.001 per share, were outstanding.

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

19

Item 3.  Defaults Upon Senior Securities

19

Item 4.  Submission of Matters to a Vote of Security Holders

19

Item 5.  Other Information

19

Item 6.  Exhibits

19

Signatures

20

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

ALVERON ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
AS AT APRIL 30, 2011 and October 31, 2010
(Expressed in United States Dollars)

	April 30,	October 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$46,198	$15,858
Total Current Assets	46,198	15,858
Long-term Assets: Deposit	261,859	-
Total Long-term Assets:	261,859	-
Total Assets	$308,057	$15,858

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$28,675	$7,655
Related Party Note	581,620	33,038
Convertible note, net	-	9,136
Note Payable	5,000	-
Total Current Liabilities	615,295	49,829

Total Liabilities	615,295	49,829

STOCKHOLDERS' DEFICIT
Capital Stock - $.001 par value, 100,000,000 common shares authorized,
52,140,000 and 49,540,000 common shares issued and outstanding as of April 30, 2011 and October 31, 2010, respectively	52,140	49,540
Additional paid-in capital	84,342	55,942
Deficit accumulated during the development stage	(373,739)	(124,014)
Non-Controlling Interest	(69,981)	(15,439)
Total Stockholders' Deficit	(307,238)	(33,971)

Total Liabilities and Total Stockholders' Deficit	$308,057	$15,858

(See accompanying notes to the financial statements)

ALVERON ENERGY CORP.
(A Development Stage Company)
Unaudited
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Six Months and Three Months Ended April 30, 2011 and 2010, and Cumulative from November 18, 2003 (Date of Inception) Through April 30, 2011

					November 18, 2003
	Three Months	Three Months	Six Months	Six Months	(Date of Inception)
	Ended	Ended	Ended	Ended	Through
	April 30,	April 30,	April 30,	April 30,	April 30,
	2011	2010	2011	2010	2011

Revenues	$-	$ -	$ -	$ -	$ -

Expenses
Consulting expenses	-	-	26,000	-	31,475
Professional fees	3,400	1,750	8,000	3,750	62,414
Interest expense	11,398	397	18,984	770	25,203
Office and administrative	465	7,139	7,536	8,238	57,873
Research and Development	9,072	11,741	9,072	11,741	30,581
Loss on Investment	-	-	239,900		239,900
Foreign exchange loss/(gain)	(3,657)	133	(5,225)	133	(3,727)
Total operating expenses	20,679	21,160	304,267	24,632	443,720

Net Loss including non-controlling interest	(20,679)	(21,160)	(304,267)	(24,632)	(443,720)
Net Loss attributable to non-controlling interest	4,756	-	54,542	-	69,981
Net Loss attributable to Alveron Energy Corp.	$ (15,923)	$ (21,160)	(249,725)	(24,632)	$ (373,739)

Loss per Common Share - Basic	$(0.00)	$ (0.00)	$ (0.00)	$ (0.00)
and Diluted

Weighted average number of shares outstanding during the periods basic and diluted	52,140,000	49,540,000	51,772,597	49,540,000

 (See accompanying notes to the financial statements)

ALVERON ENERGY CORP.
(A Development Stage Company)
Unaudited
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended April 30, 2011 and 2010, and Cumulative from November 18, 2003
(Date of Inception) Through April 30, 2011
			November 18, 2003
	Six Months	Six Months	(Date of Inception)
	Ended	Ended	Through
	April 30,	April 30,	April 30,
	2011	2010	2011

Cash Flows from Operating Activities
Net loss	$(304,267)	$ (24,632)	$ (443,720)
Adjustments to reconcile net loss to net cash used by operating activities:
Common stock issued for services	26,000	-	30,000
Interest accrued on convertible note	7,586	770	5,851
Loss on Investment	239,900	-	239,000
Imputed Interest	-	-	369
Repayment in Excess of Lending	5,000	-	5,000
Changes in assets and liabilities
Accounts payable and accrued liabilities	21,020	(9,996)	28,673

Cash flows used in Operating Activities	(12,348)	$ (33,858)	(133,927)

Cash Flows from Investing Activities	-	-	-
Cash paid for deposit of fixed assets	(501,759)	-	(501,759)

Cash flows used in Investing Activities	(501,759)	-	(501,759)

Cash Flows from Financing Activities
Proceeds from convertible note	-	-	6,000
Repayment of Note	(6,000)	-	(6,000)
Proceeds from issuance of common stock	-	55,000	61,200
Advances from related party	550,446	2,201	583,485
Stockholder contributions	-	11,707	37,199

Cash flows provided by financing activities	$544,446	$ 68,908	$ 681,884

Net Increase in Cash	30,340	35,050	46,198

Cash and Cash Equivalents beginning of period	15,858	210	-

Cash and Cash Equivalents end of period	$46,198	$ 35,260	$ 46,198

Supplemental Cash Flow Information

Interest paid		-	-
Income taxes paid		-	-

ALVERON ENERGY CORP.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

April 30, 2011 (Unaudited)

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

2.

Going Concern

These accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $569,097 and has no current revenue stream. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

April 30, 2011 (Unaudited)

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

The following presents assets that are measured and recognized at fair values as of April 30, 2011 on a non-recurring basis:

Level 1: None

Level 2: None

Level 3: None

As of April 30, 2011 and 2010, the carrying value of cash, accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments.

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

d)

Cash and Cash Equivalents

Cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.  As of April 30, 2011 and October 31, 2010 the company had no cash equivalents.

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

April 30, 2011 (Unaudited)

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

h)

Impairment of Long-Lived Assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment whenever events or changes in circumstance indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. Long-lived assets and certain identifiable intangible assets to be disposed of are reported at the lower of carrying amount or fair value less costs to sell.

i)

Recent Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These changes become effective for the Company beginning January 1, 2011. The Company’s adoption of this update did not have an impact on the Company’s financial condition or results of operations.

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. These changes become effective for the Company beginning January 1, 2011. The adoption of this ASU did not have a material impact on our financial statements.

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Improving Disclosures about Fair Value Measurements.” ASU No. 2010-06 amends FASB Accounting Standards Codification (“ASC”) 820 and clarifies and provides additional disclosure requirements related to recurring and non-

recurring fair value measurements and employers’ disclosures about postretirement benefit plan assets. This ASU is effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of ASU 2010-06 did not have a material impact on the Company’s financial statements.

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

6.

Promissory Note

In March 2011, the company received a loan of $5,000 from an unrelated party. The loan bears no interest if paid within 5 days of the due date of June 30, 2011. Otherwise, the loan bears interest of 10% per annum. The loan is unsecured.

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

On November 26, 2010, Alveron repaid $6,000 principal towards the convertible promissory note. As of April 30, 2011, accrued interest of $1,493 remains unpaid.

7.

Related Party Transactions

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. There are no related party transactions for the quarter ended April 30, 2011.

During the quarter ending January 31, 2011, $444 was paid by shareholder for professional fees, which were added to the related party loans. Since inception, the shareholder has advanced funds for professional fees and other office and general expenses in the amount of $618,559.  The shareholder has waived reimbursement of $37,199 and considered these advances as a contribution to capital. Accordingly, the contributions have been recorded as additional paid-in capital. The remaining $581,620 is considered as a unsecured loan with interest rate of 7% annual rate and due upon demand. Accrued interest recorded as of January 31, 2011 and April 30, 2011 is $9,229 and $22,079, respectively.

During the quarter ending January 31, 2011, Alveron Energy Corp. made a short-term loan, $35,000, to another company.  The loan had no stated interest and is due upon demand with no convertibility features.   Within the same quarter, the company received $40,000 as a repayment of the loan.  The additional $5,000 was considered contributed capital and written-off as additional-paid-in capital.

8.

 Stockholders’ Activity

There was not any stockholders’ activity during the quarter ended April 30, 2011.

For the period ended January 31, 2011, we issued 2,600,000 shares of common stock to 2 companies for consulting fees. The consideration for such shares was $0.01 per share, amounting in the aggregate to $26,000. The shares issued were valued based on the last sell price of common stock for cash.

ALVERON ENERGY CORP.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

April 30, 2011 (Unaudited)

9.        Joint Venture

On February 12, 2010, the Company formed a new Joint Venture Corporation, “Yantai Alveron Energy Development Company”, in Shandong, China as per the agreement sign on June 20, 2009. The company ownership was organized per the agreement with Alveron Energy Corp. owning 77% and the joint partners owning the remaining 23% of the new entity. On the date of the Joint Venture, Yantai had no balance sheet or income statement activities. Alveron Energy Corp. transferred a total of $539,900 to this new entity during the quarter ending January 31, 2011 to be used on the feasibility report for a potential 48MW wind energy plant in Shandong, China. Out of the total $539,900, $239,900 was allocated to the Rushan Project and $261,859 to the Longquan Project; the remaining balance was kept in bank account as cash. Based on subsequent events that have deter the likely success of the Rushan Project, the company has decided to retroactively expense the investment which resulted in the company suffering a loss on investment of $239,900. The Longquan Project is still ongoing, as mentioned in Note 10, as of April 30, 2011, whereby, the company continue to raise additional capital for further development.

10.

Deposit

On December 30, 2010, Alveron Energy Corp. entered into a purchase agreement with a third party company to manufacture wind power generator. Company paid non-refundable amount of $261,859 as a deposit to purchase 24 sets of magnetic wind power generator. The total contract price adjusted for foreign translation as of April 30, 2011 is $26,977,440 USD. Based on the terms of the agreement, Alveron Energy Corp. needs to pay 90%, net of deposit, when equipments arrived at the plant. The remaining 10% is due 24 months after all installation is complete and functional.  As of April 30, 2011 the construction of the magnetic wind power generator is still ongoing.

11.

 Subsequent Events

Effective May 13, 2011, Mr. Surendram Shanmugam resigned from the board of directors of the Alveron Energy Corp.  (the “Company”).  Mr. Shanmugam’s resignation is not as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.

Effective May 13, 2011, Mr. Sang-Ho Kim resigned as President, Chief Executive Officer, Chief Financial Officer of the Company. Mr. Kim will continue to serve the Company as a member on the Board of Directors.  Mr. Sang-Ho Kim, beneficial owner of, 40,000,000 common stock of Alveron Energy Corp. sold 39,900,000 shares to a third party which resulted in a change in control.

Effective on that same date, Mr. Changbao Lu became the President, Chief Executive Officer and

a director of the Company and Mr. William Tien became the Chief Financial Officer of the   Company.

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

Results of Operation

The Company did not have any operating income from inception (November 18, 2003) through January 31, 2011. During the three months ended April 30, 2011, the company had $3,400 of accounting as compared to the three months ended April 30, 2010, where the company had only $1,750 of accounting expenses and interest expense of $11,398 for the three months ended April 30, 2011 as compared to $397 for the three months ended April 30, 2010. The company did not have consulting expenses during the three months ended April 30, 2011 and nil for the three months ended April 30, 2010.  The company had $9,072 of Research and Development expenses for the three months ended April 30, 2011 as compare to $11,741 for the three months ended April 30, 2010.  The company have foreign exchange loss $3,657 expenses during the three months ended April 30, 2011 as compared to $132 surplus for the three months ended April 30, 2010.

Liquidity and Capital Resources

As shown in the accompanying financial statements, Alveron generated a consolidated net loss of $443,720 from November 18, 2003 (inception) to April 30, 2011, and has an accumulated deficit of $443,720 and working capital of $569,097 as of such period. These results raise substantial doubt as to our ability to continue as a going concern. Over the next twelve months, we anticipate expenses will be approximately $35,000, which includes administrative costs, including professional fees and general business expenses, including costs related to complying with our filing obligations as a reporting company. Our sole executive officer, Mr. Sang Ho Kim has indicated that he is prepared to loan such funds to us for these expenses, but there are no formal arrangements in this regard and he is not legally obligated to loan funds to us.

 As our operations become more complex, it is anticipated that these costs will increase. We do not have sufficient funds on hand to cover these expenses.  Our cash on hand, $46,198 as of April 30, 2011, will not be sufficient to implement operational activities during the next 12 months and we will require at least $400,000 additional funding to implement our business plan.

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

In connection with the preparation of this Form 10-Q for the three months ended April 30, 2011 our management, under the supervision of our Chief Executive Officer and Chief Financial Officer (one individual), conducted an evaluation of disclosure controls and procedures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer (one individual) concluded that our disclosure controls and procedures were effective as of the filing date of this Annual Report.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of April 30, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control- Integrated Framework. Our management has concluded that, as of April 30, 2011, our internal control over financial reporting is not effective based on these criteria, due to material weaknesses resulting from not having an Audit Committee or financial expert on our Board of Directors and our failure to maintain appropriate cash controls.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not sell any unregistered equity securities during the quarter ended April 30, 2011 The company has a total of 52,140,000 common shares issued and outstanding held by 50 individuals.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

There has not been any matter submitted to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise, during the three months ended April 30, 2011.

Item 5.   Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

(A)

Exhibits

Exhibit
Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B)  Reports on Form 8-K

Form 8-K Filed on May 13, 2011 reporting Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

  ALVERON ENERGY CORP.

Date: June 16, 2011

By:	/s/ William Tien
Name: William Tien
Title: Chief Financial Officer