Form 10-Q
period 2011-07-31
Alveron Energy Corp.
filed 2011-09-19
CIK 1271073

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

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

As of September 19, 2011: 52,140,000 shares of Common Stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format

Yes [  ]  No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]

No [X]

TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

  4

Item 2.   Management’s Discussion and Analysis of Financial Condition

16

Item 3    Quantitative and Qualitative Disclosures About Market Risk

18

Item 4T. Control and Procedures

18

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

20

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

20

Item 3.  Defaults Upon Senior Securities

20

Item 4.  Submission of Matters to a Vote of Security Holders

20

Item 5.  Other Information

20

Item 6.  Exhibits

20

Signatures

21

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

ALVERON ENERGY CORP.

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

AS AT JULY 31 ,  2011 and October 31, 2010

(Expressed in United States Dollars)

	July 31,	October 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$ 114	$200
Net Assets from Discontinued Operations	-	15,658
Total Current Assets	114	15,858
Total Assets	$ 114	$15,858

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$ 37,423	$7,655
Related Party Note	579,283	33,038
Net Liabilities from Discontinued Operations	-	9,136
Total Current Liabilities	616,706	49,829
Total Liabilities	616,706	49,829

STOCKHOLDERS' DEFICIT
Capital Stock - $.001 par value, 100,000,000 common shares authorized,
52,140,000 and 49,540,000 common shares issued and outstanding as of July 31, 2011 and October 31, 2010, respectively	52,140	49,540
Additional paid-in capital	84,342	55,942
Deficit accumulated during the development stage	(753,074)	(124,014)
Discontinued Operations – Non-Controlling Interest	-	(15,439)
Total Stockholders' Deficit	(616,592)	(33,971)

Total Liabilities and Total Stockholders' Deficit	$ 114	$15,858

(See accompanying notes to the financial statements)

PART I

FINANCIAL INFORMATION

ALVERON ENERGY CORP.

Consolidated

(A Development Stage Company) Unaudited

STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended July 31, 2011 and 2010, and Cumulative from November 18, 2003

(Date of Inception) Through July 31, 2011

					November 18, 2003
	Three Months	Three Months	Nine Months	Nine Months	(Date of Inception)
	Ended	Ended	Ended	Ended	Through
	July 31	July 31	July 31	July 31	July 31
	2011	2010	2011	2010	2011

Revenues	$-	-	-	-	-

Expenses
Professional fees	145	7,489	8,145	11,239	62,558
Consulting Expense	-	-	26,000	-	30,000
Interest expense	10,944	423	29,928	1,193	36,147
Office and Administrative	305	11,424	3,498	1,602	32,542
Foreign currency translation	-	-	86	132	1,927
Total operating expenses	11,394	19,336	67,657	14,166	163,174

Net Loss	(11,394)	(19,336)	(67,657)	(14,166)	(163,174)

Loss from Discontinued Operations	(352,502)	(21,070)	(545,964)	(47,740)	(589,900)

Adjusted Net Loss	(363,896)	(40,406)	(613,621)	(61,096)	(753,074)

Loss per Common Share - Basic	$(0.01)	(0.00)	(0.01)	(0.00)
and Diluted

Weighted average number of shares outstanding during the periods basic and diluted	52,140,000	49,540,000	52,140,000	49,540,000

 (See accompanying notes to the financial statements)

ALVERON ENERGY CORP. Consolidated
(A Development Stage Company) Unaudited
STATEMENTS OF CASH FLOWS
For the Nine Months Ended July 31, 2011 and 2010, and Cumulative from November 18, 2003 (Date of Inception) Through July 31, 201

			November 18, 2003
	Nine Months	Nine Months	(Date of Inception)
	Ended	Ended	Through
	July 31,	July 31	July 31
	2011	2010	2011

Cash Flows from Operating Activities
Net loss	$(613,621)	(61,096)	(753,074)
Adjustments to reconcile net loss to net cash used by Operating activities:

Common stock issued for services	26,000	-	30,000
Interest accrued on convertible note	-	1,194	6,220
Repayment in excess of lending	5,000	-	5,000
Loss on discontinued operations	545,964	-	545,964
Changes in operating assets and liabilities
Accounts payable and accrued liabilities	24,045	(9,996)	31,698
Net cash used in continuing operating activities	(12,612)	(69,898)	(134,192)
Net cash used in discontinued operating activities	(44,206)	-	(44,206)
Cash flows used in operating activities	(56,818)	(70,311)	(178,398)

Cash Flows from Investing Activities
Cash used for discontinued investing activities	(501,758)	-	(501,758)
Net Cash Used in Investing Activities	(501,758)	-	(501,758)

Cash Flows from Financing Activities
Proceeds from convertible note	-	--	6,000
Repayment of note	(11,000)	-	(11,000)
Proceeds from issuance of common stock	-	55,000	61,200
Advances from related party	563,553	2,201	596,592
Stockholder contributions	-	18,091	37,199
Net cash used in continuing financing activities	552,553	75,292	689,991
Net cash provided by discontinued financing activities	(9,721)	-	(9,721)
Cash flows provided by financing activities	542,832	75,292	680,270
Net (Decrease) Increase in Cash	(15,744)	(5,394)	114
Cash and Cash Equivalents beginning of period	15,858	210	-

Cash and Cash Equivalents end of period	$114	(5,604)	114

Supplemental Cash Flow Information
Interest paid	-	-	-
Income taxes paid	-	-	-

(See accompanying notes to the financial statements)

ALVERON ENERGY CORP.

(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements

July 31, 2011 (unaudited)

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

Alveron Energy Corp.’s interest in the Longquan wind project in Shangdong, China has been dissolved resulting in a loss on discontinued operations (see note 4).

2.

Going Concern

These accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $616,592 and has no current revenue stream. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

4.

Discontinued Operations

On July 20, 2011, the Company discontinued the operations for the Longquan joint venture to build the 48MW wind power plant near Yantai, Shandong, China. The operations were discontinued due to the inability to further fund the project under the time line required by the joint venture. The Company suffered a loss as of July 31, 2011 for the three of $306,064 due to the discontinued operation.  In addition, the Rushan Project loss has also reclassified $239,900 loss, in prior period, to discontinued operations.  Total loss from discontinued operation as of July 31, 2011 is $545,964.

Assets disposed in Discontinued Operations:

	July 31,	October 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$-	15,658
Equipment	-	-
Total Assets	-	15,658

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Short term loan (Related Party Loan)	$-	9,136
Total Current Liabilities	-	9,136
Total Liabilities	-	9,136

A loss was recorded on the disposal transaction due to the excess carrying value of disposed asset relief compared to the debt on the disposal being from a third party. The value of the net assets disposed was $307,942.  The liabilities disposed of in the transaction were $9,982.  The difference of $297,960 was recorded as a loss due to discontinued operations.  In addition to prior period loss on Rushan Project, $239,900 and expenses incurred by Joint Venture, $8,104, the total loss due to discontinued operations resulted to be $545,964

5.

Summary of Significant Accounting Policies

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

The following presents assets that are measured and recognized at fair values as of July 31, 2011 on a non-recurring basis:

Level 1: None

Level 2: None

Level 3: None

As of July 31, 2011 and 2010, the carrying value of cash, accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments.

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

d)

Cash and Cash Equivalents

Cash and cash equivalents are considered to be all highly liquid investments purchased with an initial maturity of three (3) months or less.  As of July 31, 2011 and October 31, 2010 the company had no cash equivalents.

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

 7.

Related Party Transactions

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. During the quarter ending July 31, 2011, $1,300 was paid by shareholder for professional fees, $1,345 was paid by shareholder for filing fees and $5,000 was repaid to shareholder. Since inception, the shareholder has advanced funds for professional fees and other office and general expenses in the amount of $616,482.  The shareholder has waived reimbursement of $37,199 and considered these advances as a contribution to capital. Accordingly, the contributions have been recorded as additional paid-in capital. The remaining $579,283 is considered as a unsecured loan with interest rate of 7% annual rate and due upon demand. Accrued interest recorded as of July 31, 2011 is $31,572.

8.

 Stockholders’ Activity

There were not any stockholders’ activity during the quarter ended July 31, 2011.

For the period ended January 31, 2011, we issued 2,600,000 shares of common stock to 2 companies for consulting fees. The consideration for such shares was $0.01 per share, amounting in the aggregate to $26,000. The shares issued were valued based on the last sell price of common stock for cash.

9.

Joint Venture

On February 12, 2010, the Company formed a new Joint Venture Corporation, “Yantai Alveron Energy Development Company”, in Shandong, China as per the agreement sign on June 20, 2009. The company ownership was organized per the agreement with Alveron Energy Corp. owning 77% and the joint partners owning the remaining 23% of the new entity. On the date of the Joint Venture, Yantai had no balance sheet or income statement activities. Alveron Energy Corp. transferred a total of $539,900 to this new entity during the quarter ending January 31, 2011 to be used on the feasibility report for a potential 48MW wind energy plant in Shandong, China. Out of the total $539,900, $239,900 was allocated to the Rushan Project and $258,230 to the Longquan Project. As of July 31, 201 and based on events that have deterred the likely success of the Rushan and Longuan Project, the company has discontinued operations in the Joint Venture, see Note 4.

10.

Deposit

On December 30, 2010, Alveron Energy Corp. entered into a purchase agreement with a third party company to manufacture wind power generator. Company paid non-refundable amount of $258,230 as a deposit to purchase 24 sets of magnetic wind power generator. The total contract price adjusted for foreign translation as of January 31, 2011 is $26,977,440 USD. Based on the terms of the agreement, Alveron Energy Corp. needs to pay 90%, net of deposit, when equipments arrived at the plant. The remaining 10% is due 24 months after all installation is complete and functional.   As of July 31, 2011 the Joint Venture has discontinued due to lack of funding, see Note 4.  As a result of the discontinued operations the company has expensed such assets.

 11.

 Subsequent Events

Effective on August 30, 2011, Mr. Changbao Lu was removed as the President, Chief Executive Officer and a director of the Company and Mr. William Tien was removed as the Chief Financial Officer of Alveron Energy Corp. (the “Company”) due to majority consent in lieu of special meeting of shareholders of the company on August 30, 2011.

Effective on the same day, Mr. Sang-Ho Kim was appointed as President, Chief Executive Officer, Chief Financial Officer of the Company and Mr. Surendran Shanmugam was appointed as Secretary and Board of Directors of the Company.

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

Results of Operation

The Company did not have any operating income from inception (November 18, 2003) through July 31, 2011. During the three months ended July 31, 2011, the company had $145 of accounting as compared to the three months ended July 31, 2010, where the company had only $7,489 of accounting expenses and interest expense of $10,944 for the three months ended July 31, 2011 as compared to $423 for the three months ended July 31, 2010. The company did not have consulting expenses during the three months ended July 31, 2011 and nil for the three months ended July 31, 2010.  The company had $nil of Research and Development expenses for the three months ended July 31, 2011 as compare to $17,128 for the three months ended July 31, 2010.  The company have foreign exchange loss $nil expenses during the three months ended July 31, 2011 as compared to $nil surplus for the three months ended July 31, 2010.

Liquidity and Capital Resources

As shown in the accompanying financial statements, Alveron generated a consolidated net loss of $753,074 from November 18, 2003 (inception) to July 31, 2011, and has an accumulated deficit of $753,074 and working capital of $616,592 as of such period. These results raise substantial doubt as to our ability to continue as a going concern. Over the next twelve months, we anticipate expenses will be approximately $35,000, which includes administrative costs, including professional fees and general business expenses, including costs related to complying with our filing obligations as a reporting company. Our sole executive officer, Mr. Sang Ho Kim has indicated that he is prepared to loan such funds to us for these expenses, but there are no formal arrangements in this regard and he is not legally obligated to loan funds to us.

 As our operations become more complex, it is anticipated that these costs will increase. We do not have sufficient funds on hand to cover these expenses.  Our cash on hand, $114 as of July 31, 2011, will not be sufficient to implement operational activities during the next 12 months and we will require at least $400,000 additional funding to implement our business plan.

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

In connection with the preparation of this Form 10-Q for the three months ended July 31, 2011 our management, under the supervision of our Chief Executive Officer and Chief Financial Officer (one individual), conducted an evaluation of disclosure controls and procedures. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control systems are met. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer (one individual) concluded that our disclosure controls and procedures were not effective as of the filing date of this Report.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate control over financial reporting (as defined in Rule 13a-15(f) promulgated under the Exchange Act. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control- Integrated Framework. Our management has concluded that, as of July 31, 2011, our internal control over financial reporting is not effective based on these criteria, due to material weaknesses resulting from not having an Audit Committee or financial expert on our Board of Directors and our failure to maintain appropriate cash controls.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not sell any unregistered equity securities during the quarter ended July 31, 2011 The company has a total of 52,140,000 common shares issued and outstanding held by 50 individuals.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

There has not been any matter submitted to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise, during the three months ended July 31, 2011.

Item 5.   Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

(A)

Exhibits

Exhibit
Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B)  Reports on Form 8-K

Form 8-K Filed on May 13, 2011 reporting Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Form 8-K Filed on August 13, 2011 reporting Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

  ALVERON ENERGY CORP.

Date: September 19, 2011

By:	/s/ Sang-Ho Kim
Name: Sang-Ho Kim
Title: President, Chief Executive Officer, Chief Financial Officer (Principal Executive Financial and Accounting Officer)