Form 10-Q/A
period 2011-07-31
Alveron Energy Corp.
filed 2011-12-07
CIK 1271073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
(Amendment No. 1)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15 (d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐     Accelerated Filer ☐     Non-Accelerated Filer ☐     Smaller Reporting Company ☒

As of September 19, 2011: 52,140,000 shares of Common Stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Alveron Energy Corp’s Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2011, filed with the Securities and Exchange Commission on September 19, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

ALVERON ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
AS AT JULY 31 ,  2011 and October 31, 2010
(Expressed in United States Dollars)

	July 31,	October 31,
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current Assets:
Cash and cash equivalents	$114	$200
Net Assets from Discontinued Operations	-	15,658
Total Current Assets	114	15,858
Total Assets	$114	$15,858

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable and accrued liabilities	$37,423	$7,655
Related Party Note	579,283	33,038
Net Liabilities from Discontinued Operations	-	9,136
Total Current Liabilities	616,706	49,829
Total Liabilities	616,706	49,829
STOCKHOLDERS' DEFICIT
Capital Stock - $.001 par value, 100,000,000 common shares authorized,
52,140,000 and 49,540,000 common shares issued and outstanding as of July 31, 2011 and October 31, 2010, respectively	52,140	49,540
Additional paid-in capital	84,342	55,942
Deficit accumulated during the development stage	(753,074)	(124,014)
Discontinued Operations – Non-Controlling Interest	-	(15,439)
Total Stockholders' Deficit	(616,592)	(33,971)

Total Liabilities and Total Stockholders' Deficit	$114	$15,858

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

The table below sets forth the anticipated expenses for the next 12 months:

	Amount Allocated	Amount Expended	Estimated Completion

Marketing Materials/Website	$20,000		Use as needed
Legal/Accounting	$50,000		Use as needed
SEC Reporting	$25,000		Use as needed
Computer Systems	$6,000		Use as needed
Wind/Hydro Monitors	$80,000		Use as needed
Consultants	$80,000
General Administration			Use as needed
Meals & Entertainment	$6,000		Use as needed
Insurance	$6,000		Use as needed
Office Supplies	$6,000		Use as needed
Salaries	$80,000		Use as needed
Professional Fees	$7,000		Use as needed
Rent	$6,000		Use as needed
Telephone/Mobile	$6,000		Use as needed
Travel	$20,000		Use as needed
Utilities	$2,000		Use as needed
Total	$400,000

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

Item 5.   Other Information.

None.

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

Exhibit Number	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

ALVERON ENERGY CORP.

Date: December 6, 2011	By:	/s/ Sang-Ho Kim
Name: Sang-Ho Kim
Title: President, Chief Executive Officer, Chief Financial Officer (Principal Executive Financial and Accounting Officer)