Form 10-K
period 2011-10-31
Alveron Energy Corp.
filed 2012-02-13
CIK 1271073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2011

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No.  000-50493

ALVERON ENERGY CORP.
(Exact name of small business issuer as specified in its charter)

Delaware	98-0412431
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.

735 Don Mills Road, Suite 1405
Toronto, Ontario, M3C 1S9
(Address of Principal Executive Offices)

647-435-9852
(Issuer’s telephone number)

MODENA I, INC.
 (Former name, address and fiscal year, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer", and "smaller reporting company" in Rule12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $0.00

As of February 13, 2012, there were 52,140,000 shares of the registrant’s $.001 par value common stock issued and outstanding

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

On February 12, 2010, the Company formed a new Joint Venture Corporation, “Yantai Alveron Energy Development Company”, in Shandong, China as per the agreement signed on June 20, 2009. The company ownership was organized per the agreement with Alveron Energy Corp. owning 77% and the joint partners owning the remaining 23% of the new entity. On the date of the Joint Venture, Yantai had no balance sheet or income statement activities. Alveron Energy Corp. transferred a total of $539,900 to this new entity during the quarter ending January 31, 2011 to be used on the feasibility report for a potential 48MW wind energy plant in Shandong, China. Out of the total $539,900, $239,900 was allocated to the Rushan Project and $258,230 to the Longquan Project. On July 20, 2011, the Company discontinued the operations for the Longquan joint venture to build the 48MW wind power plant near Yantai, Shandong, China. The operations were discontinued due to the inability to further fund the project under the time line required by the joint venture. In addition, the Rushan Project $239,900 loss has been reclassified in a prior period, to discontinued operations.  Total loss from discontinued operation as of October 31, 2011 is $545,964. As of October 31, 2011, both the Longquan and Rushan Project had been abandoned.

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

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2.  Properties.

Our executive offices are located at the residence of our President and Chief Executive Officer. Mr. Kim provides such space to the Company at no charge. We believe that this space is adequate for our current and immediately foreseeable operating needs. We do not have any policies regarding investments in real estate, securities, or other forms of property.

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

Item 4.  Submission of Matters to a Vote of Security Holders.

During the period ending October 31, 2011, there has not been any matter which was submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise.

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

Holders

As of February 13, 2012 there were 52,140,000 shares of common stock issued and outstanding, 40,000,000 of which are controlled by Sang-Ho Kim, the Company's sole officer and director.

As of February 13, 2012 there were 48 holders of record of shares of our common stock.  Holders of common stock do not have cumulative voting rights.

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

Income Taxes

Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.  As of October 31, 2011, a deferred tax asset (which arises solely as a result of net operating losses), has been entirely offset by a valuation reserve due to the uncertainty that this asset will be realized in the future.

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

There were no dilutive financial instruments for the years ended October 31, 2011 or 2010.

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

In February 12, 2010, the Company formed a new Joint Venture Corporation, “Yantai Alveron Energy Development Company”, in Shandong, China as per the agreement sign on June 20, 2009. The company ownership was organized per the agreement with Alveron Energy Corp. owning 77% and the joint partners owning the remaining 23% of the new entity. On the date of the Joint Venture, Yantai had no balance sheet or income statement activities. Alveron Energy Corp. transferred a total of $539,900 to this new entity during the quarter ending January 31, 2011 to be used on the feasibility report for a potential 48MW wind energy plant in Shandong, China. Out of the total $539,900, $239,900 was allocated to the Rushan Project and $258,230 to the Longquan Project. On July 20, 2011, the Company discontinued the operations for the Longquan joint venture to build the 48MW wind power plant near Yantai, Shandong, China. The operations were discontinued due to the inability to further fund the project under the time line required by the joint venture. The Company suffered a loss as of October 31, 2011 for the three of $306,064 due to the discontinued operation.  In addition, the Rushan Project loss has also reclassified $239,900 loss, in prior period, to discontinued operations.  Total loss from discontinued operation as of October 31, 2011 is $545,964.

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

Results of Operation

We have earned no revenues from operations from the time of our incorporation on November 18, 2003 to October 31, 2011. We do not anticipate earning any revenues from operations until we have acquired a property and establish a wind or hydro project on such property, secure a power purchase agreement and erect turbines on the land or water, of which there is no guarantee that we will be successful.

We incurred operating expenses in the amount of $765,109 for the period from our inception on November 18, 2003 to October 31, 2011. These operating expenses were comprised of professional fees, including legal and accounting fees, and administrative expenses.

Liquidity and Capital Resources

As shown in the accompanying financial statements, Alveron generated a loss of $765,109 from November 18, 2003 (inception) to October 31, 2011, and has an accumulated deficit of $765,109 and negative working capital of $528,627 as of such period. These results raise substantial doubt as to our ability to continue as a going concern. Over the next twelve months, we anticipate expenses will be approximately $35,000, which includes administrative costs, including professional fees and general business expenses, including costs related to complying with our filing obligations as a reporting company. Our sole executive officer, Mr. Sang Ho Kim has indicated that he is prepared to loan such funds to us for these expenses, but there are no formal arrangements in this regard and he is not legally obligated to loan funds to us.

As our operations become more complex, it is anticipated that these costs will increase. We do not have sufficient funds on hand to cover these expenses.  Our cash on hand, $109 as of October 31, 2011, will not be sufficient to implement operational activities during the next 12 months and we will require at least $500,000 additional funding to implement our business plan.

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

Not applicable.

Item 8. Financial Statements.

ALVERON ENERGY CORP.

(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

YEARS ENDED OCTOBER 31, 2011 and 2010

AND THE PERIOD FROM INCEPTION THROUGH OCTOBER 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Alveron Energy Corp.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Alveron Energy Corp. (A Development Stage Company) as of October 31, 2011 and 2010 and the related statements of operations, shareholders' deficit and cash flows for the twelve months period then ended. The financial statements from November 18, 2003(inception), through October 31, 2008 were audited by other auditors whose report expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Alveron Energy Corp. as of October 31, 2011 and 2010, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
February 13, 2012

ALVERON ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
As of OCTOBER 31, 2011 and 2010

	October 31, 2011	October 31, 2010
ASSETS
Current Assets:
Cash and cash equivalents	$109	$200
Net Assets from Discontinued Operations	-	15,658
Total Current Assets	109	15,858

Total Assets	$109	$15,858

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$46,005	$7,655
Related party note	482,731	33,038
Net Liabilities from Discontinued Operations	-	9,136
Total Current Liabilities	528,736	49,829

Total Liabilities	528,736	49,829

STOCKHOLDERS' DEFICIT
Capital stock - $.001 par value, 100,000,000 common shares authorized, 52,140,000 and 49,540,000 common shares outstanding as of October 31, 2011 and 2010, respectively	52,140	49,540
Additional paid in capital	184,342	55,942
Deficit accumulated during the development stage	(765,109)	(124,014)
Discontinued Operations - Non-Controlling Interest	-	(15,439)
Total Stockholders' Deficit	(528,627)	(33,971)

Total Liabilities and Total Stockholders' Deficit	$109	$15,858

The accompany notes are integral part of these consolidated financial statements.

ALVERON ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended October 31, 2011 and 2010, and Cumulative from
November 18, 2003 (Date of Inception) Through October 31, 2011

	October 31, 2011	October 31, 2010	November 18, 2003 (Date of Inception) Through October 31, 2011

Revenues	$-	$-	$-

Expenses
Consulting Expense	26,000	-	30,000
Professional fees	11,095	13,705	65,547
Interest expense	38,105	3,651	44,324
Office and Administrative	4,477	5,701	33,397
Research and Development	-	-	-
Foreign exchange loss/(gain)	13	133	1,941
Total Operating Expenses	79,691	23,190	175,209

Net Loss	(76,691)	(23,190)	(175,209)
Loss from Discontinued Operations	(545,965)	(43,935)	(589,900)
Adjusted Net Loss	625,656	67,125	765,109

Loss Per Common Share - Basic and Diluted	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	51,956,808	47,082,466

The accompany notes are integral part of these consolidated financial statements.

ALVERON ENERGY CORP.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended October 31, 2011 and 2010, and Cumulative from
November 18, 2003 (Date of Inception) Through October 31, 2011

			November 18, 2003
			(Date of Inception)
			Through
			October 31,
	October 31, 2011	October 31, 2010	2011
Cash Flows from Operating Activities
Net loss including non-controlling interest	$(625,656)	$(67,125)	$(765,109)
Adjustments to reconcile net loss to net cash used by Operating Activities:
Discontinued operations	545,965		545,964
Common stock issued for services	26,000	-	30,000
Imputed Interest	-	369	369
Interest accrued on convertible note		3,284	5,851
Repayment in excess of lending	5,000	-	5,000
Changes in assets and liabilities
Accounts payable and accrued liabilities	32,213	(5,905)	42,866
Net cash used in continuing operating activities	(13,478)	(69,377)	(135,058)
Net cash used in discontinued operating activities	(44,206)	-	(44,206)
Cash flows used in operating activities	(57,684)	(69,377)	(179,264)

Cash Flows from Investing Activities
Cash used for discontinued investing activities	(501,758)	-	(501,758)
Net Cash Used in Investing Activities	(501,758)	-	(501,758)

Cash Flows from Financing Activities
Proceeds from convertible note	-	-	6,000
Repayment of note	(11,000)		(11,000)
Proceeds from issuance of common stock	-	55,000	61,200
Advances from related party	564,414	9,593	597,453
Advances from shareholder	-	20,432	-
Stockholder contributions	-	-	37,199
Net cash used in continuing financing activities	553,414	85,025	690,852
Net cash provided by discontinued financing activities	(9,721)	-	(9,721)
Cash flows provided by financing activities	543,693	85,025	681,131

Net (Decrease) Increase in Cash	(15,749)	15,648	109

Cash and Cash Equivalents, beginning of year	15,858	210	-

Cash and Cash Equivalents, end of year	$109	$15,858	$109

Supplemental Cash Flow Information

Interest paid	$-	$-	$-
Income taxes paid	-	-	-
Non-cash transactions
Forgiveness of Related Party Debt	$100,000	$-	$100,000

The accompany notes are integral part of these consolidated financial statements.

ALVERON ENERGY CORP.
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM INCEPTION THROUGH OCTOBER 31, 2011

	Number of Shares	Capital Stock	Accumulated Deficit During the Development Stage	Additional Paid-In Capital	Non-Controlling Interest	Total Stockholders' Equity (Deficit)
Stock issued on acceptance of incorporation expenses on November 18, 2003	40,000,000	$40,000	$-	$(39,900)	$-	$100
Net loss	-	-	(3,350)	-		(3,350)
Balance, 31 October 2004	40,000,000	$40,000	$(3,350)	$(39,900)	$-	$(3,250)
Net loss	-	-	(8,754)	-		(8,754)
Balance, 31 October 2005	40,000,000	$40,000	$(12,104)	$(39,900)	$-	$(12,004)
Stockholder contributions				13,636		13,636
Net loss	-	-	(7,496)	-		(7,496)
Balance, 31 October 2006	40,000,000	$40,000	$(19,600)	$(26,264)	$-	$(5,864)
Stock issued	200,000	200	-	300		500
Stockholder contributions	-	-	-	108		108
Discount on Convertible Note	-	-	-	2,715		2,715
Net loss			(4,299)			(4,299)
Balance, 31 October 2007	40,200,000	$40,200	$(23,899)	$(23,141)	$-	$(6,840)
Stock issued	2,240,000.	2,240	-	3,360		5,600
Stock issued for services	1,600,000	1,600	-	2,400		4,000
Stockholder contributions	-	-	-	4,450		4,450
Net loss			(14,505)			(14,505)
Balance, 31 October 2008	44,040,000	$44,040	$(38,404)	$(12,931)	$-	$(7,295)
Stockholder contributions	-	-	-	19,003		19,003
Net loss			(33,924)			(33,924)
Balance, 31 October 2009	44,040,000	$44,040	$(72,328)	$6,073		$(22,216)
Stock issued for Cash	5,500,000	5,500		49,500		55,000
Imputed Interest				369		369
Net loss			(51,686)		(15,439)	(67,125)
Balance, 31 October 2010	49,540,000	$49,540	$(124,014)	$55,942	$(15,439)	$(33,970)
Stock issued for Services	2,600,000	2,600		23,400		26,000
Repayment in excess of Debt				5,000		5,000
Forgiveness of Related Party Debt				100,000		100,000
Net loss			(641,095)		15,439	(625,656)
Balance, 31 October 2011	52,140,000	$52,140	$(765,109)	$184,342	$-	$(528,627)

The accompany notes are integral part of these consolidated financial statements.

ALVERON ENERGY CORP.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
October 31, 2011 and 2010

1.
History and Organization

Modena I, Inc. is a development stage company which was incorporated under the laws of the State of Delaware on November 18, 2003.  From inception to September 2007, the Company was focused on providing a vehicle for a foreign or domestic non-public company to become an SEC reporting (publicly-traded) company. To this end, we intended to locate and negotiate with a business entity for the combination of that target company with the Company.  Since September 2007, the Company has shifted its focus to becoming a wind and hydro electric energy generation company. In February 12, 2010, the Company formed a new Joint Venture Corporation, “Yantai Alveron Energy Development Company”, in Shandong, China as per the agreement signed on June 20, 2009. The company ownership was organized per the agreement with Alveron Energy Corp. owning 77% and the joint partners owning the remaining 23% of the new entity. Alveron Energy Corp. transferred $50,000 to this new entity during the quarter ending July 31, 2010 to be used on the feasibility report for a potential 48MW wind energy plant in Shandong, China. On the date of the Joint Venture, Yantai had no balance sheet or income statement activities. Alveron Energy Corp. transferred a total of $539,900 to this new entity during the quarter ending January 31, 2011 to be used on the feasibility report for a potential 48MW wind energy plant in Shandong, China. Out of the total $539,900, $239,900 was allocated to the Rushan Project and $258,230 to the Longquan Project. On July 20, 2011, the Company discontinued the operations for the Longquan joint venture to build the 48MW wind power plant near Yantai, Shandong, China. The operations were discontinued due to the inability to further fund the project under the time line required by the joint venture. The Company suffered a loss as of October 31, 2011 for the amount of $306,064 due to the discontinued operation on the Longquan Project.  In addition, the Rushan Project $239,900 loss has been reclassified in a prior period, to discontinued operations.  Total loss from discontinued operation from inception to October 31, 2011 is $589,900.

On April 12, 2010 the Board of Directors of Modena I, Inc. (the “Company”) filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of Delware changing the Company’s name to Alveron Energy Corp.

2.
Going Concern Assumption

These accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $528,627 as of October 31, 2011 and has no current revenue stream. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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
October 31, 2011 and 2010

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

4.
Principles of Consolidation

The accounts of the joint venture are included in the consolidation of these financial statements from the date when the joint venture was formed. All significant intercompany accounts and transactions have been eliminated in consolidation. During the current year  prior to our loss of control of the joint venture we have consolidated our 77% owned joint venture.  The Company records net income attributable to non-controlling interest in the consolidated statements of operations for any non-owned portion of its consolidated subsidiary. Non-controlling interest being accounted for in owners’ equity on the consolidate balance sheet.

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

ASC 820-10 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property. ASC 820-10 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under ASC 820-10 are described below:

Level 1

Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2

Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3

Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable, accrued liabilities, and amounts due to related parties. Pursuant to ASC 820, the fair value of our cash is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. We believe that the recorded values of all of our other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

ALVERON ENERGY CORP.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
October 31, 2011 and 2010

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

c)
Income Taxes

The Company had adopted Accounting Standard Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.  Under this method, deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period. As of October 31, 2011, a deferred tax asset (which arises solely as a result of net operating losses), has been entirely offset by a valuation reserve due the uncertainty that this asset will be realized in the future.

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

e)
Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of October 31, 2011 and 2010, there were no cash equivalents.

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
October 31, 2011 and 2010

g)
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

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operation

ALVERON ENERGY CORP.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
October 31, 2011 and 2010

h)
Foreign Currency Translation

Transactions in foreign currencies are translated into the currency of measurement at the exchange rates in effect on the transaction date. Monetary balance sheet items expressed in foreign currencies are translated into United States dollars at the exchange rates in effect at the balance sheet date. The resulting exchange gains and losses are recognized in income.

i)
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

6.
Common Stock

Total shares authorized as of October 31, 2011 are 100,000,000 common shares, par value $0.001 per share.  Total shares issued and outstanding as of October 31, 2011 are 52,140,000 common shares.  Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. During fiscal year 2011 the Company has not declared any dividends since incorporation.

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

For the period ended January 31, 2011, we issued 2,600,000 shares of common stock to 2 companies for consulting fees. The consideration for such shares was $0.01 per share, amounting in the aggregate to $26,000. The shares issued were valued based on the last sell price of common stock for cash which mirrored the value of the services.

7.
Discontinued Operations

On July 20, 2011, the Company discontinued the operations for the Longquan joint venture to build the 48MW wind power plant near Yantai, Shandong, China. The operations were discontinued due to the inability to further fund the project under the time line required by the joint venture. The Company suffered a loss as of October 31, 2011 for the three of $306,065 due to the discontinued operation.  In addition, the Rushan Project loss has also reclassified $239,900 loss, in prior period, to discontinued operations.  Total loss from discontinued operation as of October 31, 2011 is $545,965. As of October 31, 2011, both the Longquan and Rushan Project had been abandoned,

ALVERON ENERGY CORP.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
October 31, 2011 and 2010

Assets disposed in Discontinued Operations:

	October 31,	October 31,
	2011	2010
ASSETS
Current Assets:
Cash and cash equivalents	$-	$15,658
Equipment	-	-
Total Assets	-	15,658

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Short term loan (Related Party Loan)	$-	$9,136
Total Current Liabilities	$-	$9,136
Total Liabilities	$-	$9,136

A loss was recorded on the disposal transaction due to the excess carrying value of disposed asset relief compared to the debt on the disposal being from a third party. The value of the net assets disposed was $307,942. The liabilities disposed of in the transaction were $9,982. The difference of $297,960 was recorded as a loss due to discontinued operations. In addition to prior period loss on Rushan Project, $239,900 and expenses incurred by Joint Venture, $8,104, the total loss due to discontinued operations resulted to be $545,965

8.
Promissory Note

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

On November 26, 2010, the Company repaid $6,000 principal towards the convertible promissory note. As of October 31, 2011, accrued interest of $1,493 remains unpaid.

On October 2011, a related party loan has waived reimbursement of $100,000 and considered these advances as a contribution to capital. Accordingly, the contributions have been recorded as additional paid-in capital. Since inception, the related party has loaned the company $547,749 leaving $447,749 payable with the waived reimbursement.

ALVERON ENERGY CORP.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
October 31, 2011 and 2010

9.
Income Taxes

The Company has paid no federal or state income taxes.  As of October 31, 2011 and 2010, the Company has net operating loss carry forwards of $765,109 and $124,014 which, if unused, will begin to expire in 2023.  The tax effect, at the statutory state and federal rates of 34% and 35%, of the operating loss carry forwards and temporary differences at October 31, 2011 and 2010 respectively, are as follows:

	2011	2010

Deferred income tax assets
Net operating loss carryforwards	$267,788	$43,405
Valuation allowance	(267,788)	(43,405)

Deferred income taxes	$-	-

10.
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

During 2010, $20,432 was paid by shareholder contribution for professional fees. Since inception, the shareholder has advanced funds for professional fees and other office and general expenses in the amount of $57,631.  The shareholder has waived prior year reimbursements of these expenses and considered these advances as a contribution to capital.  Accordingly, a total of $37,199 of the contributions has been recorded as additional paid-in capital. The remaining balance of $20,432 is accruing interest at a rate of 7% annually and due upon demand.  As of year ended October 31, 2011, accrued interest balance is $1,641.

During 2010, $9,593 was paid by related party from the joint venture for expenses on behalf of the company.  The related party payable is non-interest bearing, unsecured and due upon demand.  The Company has recorded imputed interest expense of $369 as additional paid-in capital.

During 2011, Alveron Energy Corp. made a short-term loan, $35,000, to another company.  The loan had no stated interest and is due upon demand with no convertibility features.   Within the same quarter, the company received $40,000 as a repayment of the loan.  The additional $5,000 was considered contributed capital and written-off as additional-paid-in capital.

During 2011, $4,694 was paid by shareholder for professional fees, $1,843 was paid by shareholder for filing fees and $5,000 was repaid to shareholder. Since inception, the shareholder has advanced funds for professional fees and other office and general expenses in the amount of $619,930. During 2011, a related party waived reimbursement of $100,000. Since inception, related parties have waived reimbursement of $137,199 and considered these advances as a contribution to capital. Accordingly, the contributions have been recorded as additional paid-in capital. Such contribution leaves a remaining balance owed to related party of $447,749 as of October 31, 2011. The remaining $34,982 is considered as a unsecured loan with interest rate of 7% annual rate and due upon demand. Accrued interest recorded as of October 31, 2011 is $36,147.

11.
Joint Venture

On February 12, 2010, the Company formed a new Joint Venture Corporation, “Yantai Alveron Energy Development Company”, in Shandong, China as per the agreement sign on June 20, 2009. The company ownership was organized per the agreement with Alveron Energy Corp. owning 77% and the joint partners owning the remaining 23% of the new entity. On the date of the Joint Venture, Yantai had no balance sheet or income statement activities. Alveron Energy Corp. transferred a total of $539,900 to this new entity during the quarter ending January 31, 2011 to be used on the feasibility report for a potential 48MW wind energy plant in Shandong, China. Out of the total $539,900, $239,900 was allocated to the Rushan Project and $258,230 to the Longquan Project. As of October 31, 2011 and based on events that have deterred the likely success of the Rushan and Longuan Project, the company has discontinued operations in the Joint Venture.

12.
Contingencies

No legal proceedings are currently pending or, to our knowledge, threatened against us that, in the opinion our management, could reasonably be expected to have a material adverse effect on our business or financial condition or results of operations.

13.	Subsequent Events There were no events subsequent to the year ended October 31, 2011 that would warrant further disclosures.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting as of the end of the period covered by this report based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of October 31, 2011 due to the following material weaknesses in the company’s internal control over financial reporting:

•	A system of internal controls (including policies and procedures) has neither been designed nor implemented.

•	A formal, internal accounting system has not been implemented.

•	Segregation of duties in the handling of cash, cash receipt, and cash disbursement is not formalized.

•	A number of journal entries.

Management is evaluating plans on a cost benefit basis to remedy the above weaknesses and we continue the process to complete a thorough review of our internal controls as part of our preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires our management to report on, and our external auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. As a non-accelerated filer under Rule 12b-2 of the Exchange Act, our first report under Section 404 as a smaller reporting company will be contained in our
Form 10-K for the year ended October 31, 2011.

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

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal year ended October 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. In the estimation of our senior management, none of the following changes in the composition of management have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting:

Item 9B.   Other Information

None.

PART II
OTHER INFORMATION

Item 10. Directors, Executive Officers, Promoters and Control Persons

Directors and Executive Officers

Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

Name and Business Address	Age	Position

Sang-Ho Kim	47	Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary and Director

Surendran Shanmugan	45	Director

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

The percentages below are calculated based on 49,540,000 shares of our common stock issued and outstanding as of October 31, 2011.  We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock.  Unless otherwise indicated, the address of each person listed is c/o Modena I, Inc., c/o Mr. Sang Ho Kim, 735 Don Mills Rd., #1405 Toronto Ontario M3C 1S9 Canada.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Mr. Sang Ho Kim	Common	40,000,000	76.7%

Mr. Surendram Shanmugam	Common	1,900,0001	3.64%

Directors and Officers as a Group (2 person)	Common	41,900,000	80.4%

1 Mr. Shanmugam purchased 300,000 shares of the Company’s common stock in the private placement held from October 2007 through July 2008, for the aggregate purchase price of $750. He was also issued 1,600,000 shares of the Company’s common stock in consideration for his services as a director, valued in the amount of $4,000.

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

Since Mr. Sang Ho Kim became our sole officer and a director, he has advanced funds for professional fees and general expenses in the amount of $7,070 and $20,432 as of October 31, 2011 and 2010, respectively.  Mr. Kim has waived reimbursement of these expenses and considered these advances as a contribution to capital.  Accordingly, the contributions have been recorded as additional paid-in capital.

The Company has been provided office space by its President and Chief Executive Officer for all periods presented. There is no charge to the Company for the space.

Item 14.  Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended October 31, 2011 and 2010 were $4,000 and $3,750 respectively.

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

All Other Fees
The Company incurred fees during the last two fiscal years ended October 31, 2011 and 2010 were $4,550 and $5,107 for services rendered by the Company’s principal accountants relating to the review of quarterly financial statements for inclusion in the Company's quarterly reports on Form 10Q.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

a)           Exhibits

(3)	(i) Articles of Incorporation

(1)	(ii) Bylaws.(1)

(14)	Code of Ethics

(16)	Letter re: change in certifying accountant.(2)

(31.1)	Rule 13a-14(a)/15d-14(a) Certifications (i) Certification of Sang-Ho Kim

(32.1)	Certification Pursuant To The Sarbanes-Oxley Act 18 U.S.C. Section 1350 As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 (i) Certification of Sang-Ho Kim

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
____________
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

b)          Reports on Form 8-K

      Form 8-K Filed on May 13, 2011 reporting a change in officers and directors to Alveron Energy Corp.

      Form 8-K Filed on August 30, 2011 reporting a change in officers and directors to Alveron Energy Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

ALVERON ENERGY CORP.

Date: February 13, 2012	By:	/s/ Sang Ho Kim
Name: Sang Ho Kim
Title: President, Chief Executive Officer, Chief Financial Officer (Principal Executive Financial and Accounting Officer)