Form 10-Q
period 2012-01-31
Alveron Energy Corp.
filed 2012-03-16
CIK 1271073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

As of March 16, 2012, 52,140,000 shares of Common Stock, par value $0.001 per share, were outstanding.

Transitional Small Business Disclosure Format Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.

ALVERON ENERGY CORP.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
As of JANUARY 31, 2012 and OCTOBER 31, 2011

	January 31, 2012	October 31, 2011
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$109	$109
Total Current Assets	109	109

Total Assets	$109	$109

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$56,682	$46,005
Related party note	485,160	482,731
Total Current Liabilities	541,842	528,736

Total Liabilities	541,842	528,736

STOCKHOLDERS' DEFICIT
Capital stock - $.001 par value, 100,000,000 common shares authorized, 52,140,000 common shares issued and outstanding as of January 31, 2012 and October 31, 2011, respectively	52,140	52,140
Additional paid-in capital	184,342	184,342
Deficit accumulated during the development stage	(778,215)	(765,109)
Total Stockholders' Deficit	(541,733)	(528,627)

Total Liabilities and Total Stockholders' Deficit	$109	$109

The accompany notes are integral part of these consolidated financial statements.

ALVERON ENERGY CORP.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended January 31, 2012 and 2011, and Cumulative from November 18, 2003 (Date of Inception) Through January 31, 2012
(unaudited)

	Three Months Ended January 31, 2012	Three Months Ended January 31, 2011	November 18, 2003 (Date of Inception) Through January 31, 2012

Revenues	$-	$-	$-

Expenses
Consulting Expense	-	26,000	30,000
Professional fees	2,000	4,599	67,547
Interest expense	9,679	7,586	54,003
Office and Administrative	1,427	7,071	34,824
Foreign exchange loss/(gain)	-	(1,569)	1,941
Total Operating Expenses	13,106	43,687	188,315

Net Loss before discontinued operations	(13,106)	(43,687)	(188,315)
Loss from Discontinued Operations	-	(239,900)	(589,900)
Net Loss	(13,106)	(283,587)	(778,215)

Loss Per Common Share - Basic	$(0.00)	$(0.00)
and Diluted

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	52,140,000	51,417,174

The accompany notes are integral part of these consolidated financial statements.

ALVERON ENERGY CORP.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended January 31, 2012 and 2011, and Cumulative from November 18, 2003 (Date of Inception) Through January 31, 2012
(unaudited)

	Three Months Ended January 31, 2012	Three Months Ended January 31, 2011	November 18, 2003 (Date of Inception) Through January 31, 2012

Cash Flows from Operating Activities
Net loss including non-controlling interest	$(13,106)	$(283,587)	$(778,215)
Adjustments to reconcile net loss to net cash used by Operating Activities:
Discontinued operations	-		545,964
Common stock issued for services	-	26,000	30,000
Imputed Interest	-	-	370
Interest accrued on convertible note	-	-	5,851
Repayment in excess of lending	-	5,000	5,000
Changes in assets and liabilities
Other Assets	-	(258,230)	-
Accounts payable and accrued liabilities	10,677	6,626	53,543
Net cash used in continuing operating activities	(2,429)	(504,191)	(137,487)
Net cash used in discontinued operating activities	-	-	(44,206)
Cash flows used in operating activities	(2,429)	(504,191)	(181,693)

Cash Flows from Investing Activities
Cash used for discontinued investing activities	-	-	(501,758)
Net Cash Used in Investing Activities	-	-	(501,758)

Cash Flows from Financing Activities
Proceeds from convertible note	-	-	6,000
Repayment of note	-	(6,000)	(11,000)
Proceeds from issuance of common stock	-	-	61,200
Advances from related party	2,429	548,321	599,882
Stockholder contributions	-	-	37,199
Net cash used in continuing financing activities	2,429	542,321	693,281
Net cash provided by discontinued financing activities	-	-	(9,721)
Cash flows provided by financing activities	2,429	542,321	683,560

Net (Decrease) Increase in Cash	-	38,130	109

Cash and Cash Equivalents, beginning of year	109	15,858	-

Cash and Cash Equivalents, end of year	$109	$53,988	$109

Supplemental Cash Flow Information

Interest paid	$-	$-	$-
Income taxes paid	-	-	-
Non-cash transactions
Forgiveness of Related Party Debt	$-	$-	$100,000

The accompany notes are integral part of these consolidated financial statements.

ALVERON ENERGY CORP.
(A DEVELOPMENT STAGE COMPANY)
Notes to Interim Financial Statements
January 31, 2012 and 2011
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

2.           Going Concern

These accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $541,733 and has no current revenue stream. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is suggested that these interim condensed financial statements be read in conjunction with the financial statements of the Company for the year ended October 31, 2011 and notes thereto included in the Company's 10-K annual report. The Company follows the same accounting policies in the preparation of interim reports.

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

4.           Principle of Consolidation

The accounts of all of our wholly-owned subsidiaries are included in the consolidation of these financial statements from the date of acquisition.  All significant intercompany accounts and transactions have been eliminated in consolidation.  The Company records net income attributable to non-controlling interest in the consolidated statements of operations for any non-owned portion of its consolidated subsidiary.  Non-controlling interest being accounted for in owners’ equity on the consolidate balance sheet.  In the prior audited period the company has discontinued their Joint Venture.

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

For the purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of January 31, 2012 and October 31, 2011, respectively, there were no cash equivalents.

f)	Recent Accounting Pronouncements

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

g)	Foreign Currency Translation

Transactions in foreign currencies are translated into the currency of measurement at the exchange rates in effect on the transaction date. Monetary balance sheet items expressed in foreign currencies are translated into United States dollars at the exchange rates in effect at the balance sheet date. The resulting exchange gains and losses are recognized in income.

h)	Stock-based Compensation

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

6.           Promissory Note

In July 2007, the Company received proceeds of $6,000 and issued a convertible note to an unrelated party.  The loan bears a stated interest rate of 5% per annum, is unsecured and the principal amount of $6,000 plus all accrued interest was due on July 2, 2010. As of October 31, 2010 the note was past due, however, on November 26, 2010, Alveron repaid $6,000 principal towards the convertible promissory note. As of January 31, 2012, accrued interest of $1,493 remains unpaid.

7.	Related Party Transactions

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

During the quarter, $429 was paid by shareholder for office and administration fees and $2,000 was paid by a related party for professional fees, which were added to the related party loans. Since inception, the shareholder has advanced funds for professional fees and other office and general expenses in the amount of $622,359.  The shareholder has waived reimbursement of $137,199 and considered these advances as a contribution to capital. Accordingly, the contributions have been recorded as additional paid-in capital. The remaining $485,160 is considered as a unsecured loan with interest rate of 7% annual rate and due upon demand. Accrued interest recorded as of January 31, 2012 is $50,920, a total of $9,679 is recognized as interest expense for the three months ended January 31, 2012.

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

9.            Subsequent Events

We have evaluated subsequent events through date of issuance of the financial statement and did not have any material events that require additional disclosures.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

As used in this Form 10-Q, references to the "Company," "we," “our” or "us" refer to Alveron Energy Corp, unless the context otherwise indicates.

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

Results of Operation

The Company did not have any operating income from inception (November 18, 2003) through January 31, 2012. During the three months ended January 31, 2012, the company had $2,000 of accounting expenses and Office and general expenses of $1,427 as compared to the three months ended January 31, 2011, where the company had $2,000 of accounting expenses and interest expense on our note of $9,679. The company had no consulting expenses during the three months ended January 31, 2012 compared to $26,000 for the three months ended January 31, 2011. During the three months ended January 31, 2012, the company did not incur losses on investments as compared to the three months ended January 31, 2011, where the company incurred a loss on investment of $239,900 due to the cancellation of an early stage wind project.

Liquidity and Capital Resources

As shown in the accompanying financial statements, Alveron has an accumulated deficit of $778,215 and working capital deficit of $541,733 as of such period. These results raise substantial doubt as to our ability to continue as a going concern. Over the next twelve months, we anticipate expenses will be approximately $35,000, which includes administrative costs, including professional fees and general business expenses, including costs related to complying with our filing obligations as a reporting company. Our sole executive officer, Mr. Sang Ho Kim has indicated that he is prepared to loan such funds to us for these expenses, but there are no formal arrangements in this regard and he is not legally obligated to loan funds to us.

 As our operations become more complex, it is anticipated that these costs will increase. We do not have sufficient funds on hand to cover these expenses.  Our cash on hand, $109 as of January 31, 2012, will not be sufficient to implement operational activities during the next 12 months and we will require at least $400,000 additional funding to implement our business plan.

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

Critical Accounting Policies And Estimates

Our most critical accounting policies, which are those that require significant judgment, include: income taxes and revenue recognition. In-depth descriptions of these can be found in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011 (the “2011 Form 10-K”). There have been no material changes in our existing accounting policies from the disclosures included in our 2010 Form 10-K.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 ("Exchange Act"). Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of January 31, 2012, due to the material weaknesses resulting from the Board of Directors not currently having any independent members and no director qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K, and controls were not designed and in place to ensure that all disclosures required were originally addressed in our financial statements. Please refer to our Annual Report on Form 10-K as filed with the SEC on February 13, 2012, for a complete discussion relating to the foregoing evaluation of Disclosures and Procedures.

Changes in Internal Control over Financial Reporting

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

The Company did not sell any unregistered equity securities during the quarter ended January 31, 2012. The company has a total of 52,140,000 common shares issued and outstanding held by 50 individuals, including 40,000,000 shares held by Sang-Ho Kim, the President and CEO of the Company.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

There has not been any matter submitted to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise, during the three months ended January 31, 2012.

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

ALVERON ENERGY CORP.

Date: March 16, 2012	By:	/s/ Sang Ho Kim
Name: Sang Ho Kim
Title: President, Chief Executive Officer, Chief Financial Officer (Principal Executive Financial and Accounting Officer)