Form 10-Q
period 2012-04-30
Alveron Energy Corp.
filed 2012-06-27
CIK 1271073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-50493

ALVERON ENERGY CORP.
(Exact Name of Registrant as Specified in its Charter)

Delaware	98-0412431
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100-224 11th Avenue S.W. Calgary, Alberta, Canada	T2R 0C3
(Address of Principal Executive Offices)	(Zip Code)

(403) 233-9239
(Registrant’s Telephone Number Including Area Code)

____________________
(Former Name, Address and Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 55,473,333 shares outstanding as of June 26, 2012.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

ALVERON ENERGY CORP.
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
As of APRIL 30, 2012 and OCTOBER 31, 2011

	April 30, 2012	October 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$292,656	$109
Prepaid Expenses	200,000	-
Total Current Assets	492,656	109

Total Assets	$492,656	$109

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable and accrued liabilities	$61,177	$46,005
Related party note	500,974	482,731
Total Current Liabilities	562,151	528,736

Total Liabilities	562,151	528,736

STOCKHOLDERS' DEFICIT
Capital stock - $.001 par value, 100,000,000 common shares authorized,
55,473,333 and 52,140,000 common shares outstanding as of April 30, 2012 and October 31, 2011, respectively	55,473	52,140
Additional paid-in capital	681,009	184,342
Deficit accumulated during the development stage	(805,977)	(765,109)
Total Stockholders' Deficit	(69,495)	(528,627)

Total Liabilities and Total Stockholders' Deficit	$492,656	$109

The accompany notes are integral part of these consolidated financial statements.

ALVERON ENERGY CORP.
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended April 30, 2012 and 2011, and Cumulative from
November 18, 2003 (Date of Inception) Through April 30, 2012 (Unaudited)

					November 18, 2003
	Three Months	Three Months	Six Months	Six Months	(Date of Inception)
	Ended	Ended	Ended	Ended	Through
	April 30,	April 30,	April 30,	April 30,	April 30,
	2012	2011	2012	2011	2012

Revenues	$-	$-	$-	$-	$-

Expenses
Professional fees	18,145	3,400	20,145	8,000	85,653
Consulting Expense	-	-	-	26,000	30,000
Interest expense	3,437	11,398	13,116	18,984	57,440
Office and Administrative	6,180	465	7,607	7,536	41,042
Research and development	-	9,072	-	9,072
Loss on Investment	-	-	-	239,900	589,900
Foreign currency translation	-	(3,657)	-	(5,225)	1,942
Total operating expenses	27,762	20,678	40,868	304,267	805,977

Net Loss	(27,762)	(20,678)	(40,868)	(304,267)	(805,977)

Non Controlling Interest	-	4,756	-	54,542	59,374

Adjusted Net Loss	$(27,762)	$(15,922)	$(40,868)	$(249,725)	$(746,603)

Loss per Common Share – Basic	$(0.00)	$(0.00)	$(0.00)	$(0.00)
and Diluted

Weighted average number of shares outstanding during the periods basic and diluted	52,825,185	52,140,000	55,473,333	51,722,597

The accompany notes are integral part of these consolidated financial statements.

ALVERON ENERGY CORP. – Consolidated
(A Development Stage Company)

STATEMENTS OF CASH FLOWS
For the Six Months Ended April 30, 2012 and 2011, and Cumulative from November 18, 2003
(Date of Inception) Through April 30, 2012 (Unaudited)

			November 18, 2003
			(Date of Inception)
	Six Months Ended	Six Months Ended	Through
	April 30, 2012	April 30, 2011	April 30, 2012

Cash Flows from Operating Activities
Net (loss) earnings	$(40,868)	(304,267)	(805,977)
Adjustments to reconcile net loss to net cash used by
Operating activities:
Common stock issued for services	-	26,000	30,000
Interest accrued on convertible note	-	-	6,220
Loss on discontinued operations	-	239,900	545,965
Repayment in excess of lending	-	5,000	5,000
Changes in operating assets and liabilities:
Prepaid expense	(200,000)	-	(200,000)
Accounts payable and accrued liabilities	15,172	21,020	58,038
Net cash used in continuing operating activities	$(225,696)	(12,348)	(360,754)
Net cash used in discontinued operating activities	-	-	(44,206)
Cash flows used in operating activities	(225,696)	(12,348)	(404,960)

Cash Flows from Investing Activities
Discontinued investing activities	$-	(501,758)	(501,758)
Cash flows used in investing activities	-	(501,758)	(501,758)

Cash Flows from Financing Activities
Proceeds from convertible note	-	(6,000)	6,000
Repayment of note	-	-	(11,000)
Proceeds from issuance of common stock	500,000	-	561,200
Advances from related party	18,243	550,446	615,696
Stockholder contributions	-	-	37,199
Net cash used in continuing financing activities	518,243	544,446	1,209,095
Net cash provided by discontinued financing activities			(9,721)

Cash flows provided by financing activities	$518,243	544,446	1,199,374

Net (Decrease) Increase in Cash	$292,547	30,340	292,656

Cash and Cash Equivalents beginning of period	$109	15,858	-

Cash and Cash Equivalents end of period	$292,656	46,198	292,656

Supplemental Cash Flow Information

Interest paid	-	-	-
Income taxes paid	-	-	-

The accompany notes are integral part of these consolidated financial statements.

ALVERON ENERGY CORP.
(A DEVELOPMENT STAGE COMPANY)
Notes to Interim Financial Statements
April 30, 2012 and 2011
Unaudited

1.            History and Organization

Modena I, Inc. was a development stage company which was incorporated under the laws of the State of Delaware on November 18, 2003.  From inception to September 2007, the Company was focused on providing a vehicle for a foreign or domestic non-public company to become an SEC reporting (publicly-traded) company. To this end, we intended to locate and negotiate with a business entity for the combination of that target company with the Company.  Since September 2007, the Company has shifted its focus to becoming a wind and hydro electric energy generation company.

On April 12, 2010 the Board of Directors of Modena I, Inc. (the “Company”) filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of Delware changing the Company’s name to Alveron Energy Corp.

On April 20, 2012, the Company underwent a change of control where the former President and Director of the Company sold 39,900,000 common shares to a company controlled by the current President and Director of the Company.

On May 14, 2012, we acquired 100% of SafeBrain System (“SafeBrain”) from Rod Newlove for $900,000.  Safebrain is a corporation duly organized, validly existing, and in good standing under the laws of Saskatchewan, Canada.  Following payment, Newlove will transfer all rights to SafeBrain System to the Company.  The SafeBrain Systems works in two ways; the Cranium Impact Analyzer Sensor (“C.I.A”) is mounted on the helmet of athlete; The SafeBrain software allows in-depth analysis of any impact event and can be customized for the notification and data logging settings for each athlete. The Company plans to market the SafeBrain System to non-professional athletes who participate in sports that require helmets such as hockey, football, biking, motor-cross, skiing and snowboarding.

2.            Going Concern

These accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $69,495 and has no current revenue stream. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

3.            Basis of Presentation

The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”) and are expressed in U.S. dollars. The Company’s fiscal year end is October 31.

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

5.            Summary of Significant Accounting Policies

a)            Fair Value of Financial Instruments

Pursuant to ASC 820, Fair Value Measurements and Disclosures , an entity is required to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

e)            Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect. These pronouncements did not have any material impact on the financial statements unless otherwise disclosed, and the Company does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operation.

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

6.            Prepaid Expense

       During the period the company prepaid $200,000 to outside consultants for services to be performed subsequent to April 30, 2012.

7.            Promissory Note

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

On November 26, 2010, Alveron repaid $6,000 principal towards the convertible promissory note. As of April 30, 2012, accrued interest of $1,493 remains unpaid.

8.            Related Party Transactions

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

During the quarter, $18,243 was paid by shareholder for office and administration fees, which were added to the related party loans. Since inception, the shareholder has advanced funds for professional fees and other office and general expenses in the amount of $638,173.  The shareholder has waived reimbursement of $137,199 and considered these advances as a contribution to capital. Accordingly, the contributions have been recorded as additional paid-in capital. The remaining $500,974 is considered as an unsecured loan with interest rate of 8% annual rate and due upon demand. Accrued interest recorded as of April 30, 2012 is $13,116.

9.            Stockholders’ Activity

Between April 11, 2012 and April 30, 2012, we sold 3,333,334 Units at a price of $0.15 per Unit to a group of private investors.  Each Unit consisted of one share of common stock and one warrant.  Every two warrants entitle the holder to purchase one share of our common stock at a price of $0.35 per share at any time on or before April 30, 2014.  A total of 1,666,667 warrants were issued, with a relative fair market value of $118,114. The warrants were valued using the Black-Scholes Valuation Model using the stock price on the date of grant.

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

11.          Subsequent Events

On May 14, 2012, we acquired 100% of SafeBrain System (“SafeBrain”) from Rod Newlove for $900,000.  Safebrain is a corporation duly organized, validly existing, and in good standing under the laws of Saskatchewan, Canada.  Following payment, Newlove will transfer all rights to SafeBrain System to the Company.  The SafeBrain Systems works in two ways; the Cranium Impact Analyzer Sensor (“C.I.A”) is mounted on the helmet of athlete; The SafeBrain software allows in-depth analysis of any impact event and can be customized for the notification and data logging settings for each athlete. The Company plans to market the SafeBrain System to non-professional athletes who participate in sports that require helmets such as hockey, football, biking, motor-cross, skiing and snowboarding.

Item 2. Management’s Discussion and Analysis and Plan of Operation.

Modena I, Inc. was a development stage company which was incorporated under the laws of the State of Delaware on November 18, 2003.  From inception to September 2007, the Company was focused on providing a vehicle for a foreign or domestic non-public company to become an SEC reporting (publicly-traded) company. To this end, we intended to locate and negotiate with a business entity for the combination of that target company with the Company.  Since September 2007, the Company has shifted its focus to becoming a wind and hydro electric energy generation company.

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

In March 2012, Michael Scott purchased 39,900,000 shares of our common stock from Sang-Ho Kim who, at that time, was our Chief Executive Officer.

In March 2012, Sang-Ho Kim and Surendran Shanmugan appointed Michael Scott as one of our directors. Following the appointment of Mr. Scott, Mr. Kim resigned as our officer. Following his resignation, Mr. Scott became our Chief Executive Officer and our Principal Financial and Accounting Officer.

In March 2012 Mr. Scott transferred 18,900,000 shares he purchased from Sang-Ho Kim to various shareholders in SafeBrain Systems, Inc. and to other third parties.

Mr. Kim and Mr. Shanmugan resigned as directors on April 15, 2012.

Acquisition of the SafeBrain Technology

On May 25, 2012, we acquired the SafeBrain System (“SafeBrain”) from Rod Newlove for $900,000, of which $600,000 has been paid and the remaining $300,000 was to be paid no later than June 14, 2012.

SafeBrain works in two ways:

•	The Cranium Impact Analyzer Sensor (the “C.I.A.”) is mounted on the helmet of an athlete; and

•	The SafeBrain software allows in-depth analysis of any impact event and can be customized for the notification and data logging settings for each athlete.

The C.I.A. sensor was designed to ensure compatibility with a wide range of athletic helmets. The sensor is approximately the size of a quarter and weighs less than 8 grams. Even at this small size, the C.I.A. patented sensor contains a 3-axis accelerometer, based on a 16-bit microprocessor. The C.I.A. sensor contains a data-logger and real-time clock to provide time-stamped force-readings when used with the SafeBrain software.

Placed on the helmet, the small CIA sensor accurately measures G-force on all 3 –axis. An LED indicator light flashes to alert the monitor, coaching staff or an individual when an impact has occurred that has the potential to cause a concussion which requires proper assessment and perhaps medical attention.

On May 15, 2012, we entered into a consulting agreement with a company controlled by Mr. Newlove. The agreement provides that we will pay the consultant $10,000 per month for supervising the manufacturing of, and developing improvements for, the SafeBrain System. In addition, during each twelve-month period during the term of this agreement, we will provide supplies and materials to the Consultant, at a cost not to exceed $5,000 during the twelve-month period, to be used by the Consultant in performing the consulting services.

The consulting agreement will expire on June 30, 2017.

Marketing

We plan to market the SafeBrain System to non-professional athletes who participate in sports that require helmets such as hockey, football, biking, motor-cross, skiing and snowboarding.

There are over 1.5 million registered minor hockey players worldwide with over 71% of them being located in North America representing over 50,000 teams.

There are an estimated 1.1 million high school students playing American football and 35,000 college players currently in the USA. Studies published over the last 20 years indicate that 15-20% of high school football players or nearly 250,000 players suffer concussions each year in the United States. According to Safekids.org as of October 25, 2011, thirty-three states in the USA have enacted youth sports concussion related laws. Although the wording varies from state to state the focus is primarily on three main points;

•	Teams are to educate their players and parents about the nature of concussions and brain injury;

•	Coaches who suspect a player has sustained a concussion must remove the player from the game, competition and practice; and

•	A player removed from play due to a concussion must be evaluated by a health care provider and receive written clearance before participating in sports again.

With the demand for extreme sports related competitions growing, sports such as biking, skiing, snow-boarding, motor cross and the like are also garnering significant media exposure for head trauma related injuries most noticeably concussions.

We believe SafeBrain is currently the only product that has state of the art advancement technology with 360 degree impact gauging and monitoring in addition to indicator warning lights that flash the moment of impact.

SafeBrain will be marketed to all amateur football and hockey teams starting at the novice level through major junior and professional levels. In addition SafeBrain will also be marketed to individuals and teams in other sports such as skateboarding, skiing, biking, bmx freestyle, motor cross, sport racing and lacrosse. The primary focus for the first eighteen to twenty-four months will be the North American football and hockey markets although there will be no limitations placed on sales in other markets.

Although SafeBrain will benefit from the ongoing media print and television exposure to sports related concussions, to help drive awareness for SafeBrain, the marketing approach will be multifaceted. We will hire a dedicated sales team to assist in generating interest from teams and individuals throughout Canada and the United States. The sales team will be responsible for to following up with teams currently pilot testing the product, setting up media events and interviews, directing targeted traffic to our website, print and content publications as well as organizing booths and displays at all the large sports shows and youth development camps in North America.

We expect our revenues will be derived from three components.

Unit sales: Football/Cost $4,995.00

Each SafeBrain System will contain a Team Kit which consists of: 52 C.I.A. Sensors, Safe Brain Software, Netbook PC, Storage Case, Instruction Manual, two data transfer interface cables and 2 C.I.A. emergency replacement sensors.

Unit sales: Hockey/Cost $2,995.00

Each SafeBrain System will contain a Team Kit which consists of: 22 C.I.A. Sensors, Safe Brain Software, Netbook PC, Storage Case, Instruction Manual, two data transfer interface cables and 2 C.I.A. emergency replacement sensors.

Maintenance Agreement and Team Maintenance/Cost $499.00.

The annual maintenance agreements for teams or individuals will include complete battery replacement on all Units as needed, testing, verification and calibration certification on all CIA devices. Data storage is also included to record and store downloaded user data safely and effectively for the entire time any one specific user or team is using the device. A satisfaction guaranteed lifetime warranty also enables easy repair or replacement on any Units sold.

We will also sell individual Units at a cost of $199.00 and annual maintenance costs $49.99 per year.

Manufacturing

We do not own any manufacturing facilities.  Accordingly, we will use unrelated third parties to manufacture our SafeBrain System.  We do not have any written agreements with any person regarding the manufacture of the SafeBrain system or its components.

Plan of Operation

Between April 11, 2012 and April 30, 2012, we sold 3,333,334 Units at a price of $0.15 per Unit to a group of private investors.  Each Unit consisted of one share of common stock and one warrant.  Every two warrants entitle the holder to purchase one share of our common stock at a price of $0.35 per share at any time on or before April 30, 2014.

Our plan of operation and capital requirements for the twelve months ending May 31, 2013 are shown below.

Activity	Estimated Completion Date	Estimated Cost

Production		$100,000
Research and Development		50,000
Marketing		150,000
Working Capital		390,000
Total		$690,000

As of June 15, 2012 we had generated less than $30,000 in revenue from sales of SafeBrain systems.

General

Our principal offices are located at 100, 224-11th Avenue S.W., Calgary, AB T2R 0C3.  Our offices are provided to us free of charge.

Our website is www.safebrain.ca and our telephone number is (403) 801-1506.

As of June 15, 2012 we did not employ any persons on a full time basis.

Results of Operation

The Company did not have any operating income from inception (November 18, 2003) through April 30, 2012. During the three months ended April 31, 2012, the company had $5,700 of accounting expenses, $12,445 of legal expenses, interest expense of $3,437 and office and general expenses of $6,180 as compared to the three months ended April 30, 2011, where the company had $3,400 of accounting expenses, interest expense of $11,398 and office and general expenses of $465. The company had no consulting expenses and no loss on investments during the three months ended April 30, 2012 and for the three months ended April 30, 2011. During the three months ended April 30, 2012, the company did not have research and development expenses as compared to the three months ended April 30, 2011, where the company had research and development expenses of $9,072. During the three months ended April 30, 2012, the company did not have foreign currency translation as compared to the three months ended April 30, 2011, where the company had foreign currency translation gain of $3,657.

Liquidity and Capital Resources

As shown in the accompanying financial statements, Alveron generated a consolidated net loss of $805,977 from November 18, 2003 (inception) to April 30, 2012, and has an accumulated deficit of $805,977 and working capital deficit of $69,495 as of such period. These results raise substantial doubt as to our ability to continue as a going concern.

 As our operations become more complex, it is anticipated that these costs will increase. We do not have sufficient funds on hand to cover these expenses.  Our cash on hand, $292,656 as of April 30, 2012, will not be sufficient to implement operational activities during the next 12 months and we will require at least $690,000 additional funding to implement our business plan.

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

Critical Accounting Policies And Estimates

Our most critical accounting policies, which are those that require significant judgment, include: income taxes and revenue recognition. In-depth descriptions of these can be found in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011 (the “2010 Form 10-K”). There have been no material changes in our existing accounting policies from the disclosures included in our 2010 Form 10-K.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Management’s Report on Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our president (our principal executive officer, principal financial officer and principal accounting officer) to allow for timely decisions regarding required disclosure.

As the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective in providing reasonable assurance in the reliability of our reports as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Between April 11, 2012 and April 30, 2012, we sold 3,333,334 Units at a price of $0.15 per Unit to a group of private investors. Each Unit consisted of one share of common stock and one warrant. Every two warrants entitle the holder to purchase one share of our common stock a price of $0.35 per share at any time on or before April 30, 2014.

We relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the issuance of these securities.  The persons who acquired these securities were sophisticated investors and were provided full information regarding our business and operations.  There was no general solicitation in connection with the offer or sale of these securities.  The persons who acquired these securities acquired them for their own accounts.  The certificates representing these securities will bear a restricted legend providing that they cannot be sold except pursuant to an effective registration statement or an exemption from registration.  No commission or other form of remuneration was given to any person in connection with the sale of these securities. The company has a total of 55,473,333 common shares issued and outstanding held by 57 individuals.

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

There has not been any matter submitted to a vote of the Company’s shareholders, through the solicitation of proxies or otherwise, during the three months ended April 30, 2012.

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

(B)  Reports on Form 8-K

Form 8-K Filed on March 30, 2012, reporting that Sang-Ho Kim and Surendran  Shanmugan  appointed Michael Scott as one of our directors.  Following the appointment of Mr. Scott,  Mr. Kim resigned as our officer.  Following his resignation,  Mr. Scott became our Chief Executive  Officer and our Principal  Financial and  Accounting  Officer.  It is expected that Sang-Ho Kim and Surendram  Shanmugan  will resign as our directors on or before April 15, 2012.

Form 8-K Filed on May 14, 2012, reporting that the Company entered into an  agreement  to acquire the SafeBrain System.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

ALVERON ENERGY CORP.

Date: June 26, 2012	By:	/s/ Michael Scott
Name: Michael Scott
Title: Chief Executive and Financial Officer