Form 10-Q
period 2012-07-31
SafeBrain Systems, Inc.
filed 2012-09-25
CIK 1271073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2012

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-50493

SAFEBRAIN SYSTEMS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	98-0412431
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

100-224 11th Avenue S.W. Calgary, Alberta, Canada	T2R 0C3
(Address of Principal Executive Offices)	(Zip Code)

(403) 801-1506
(Registrant’s Telephone Number Including Area Code)

ALVERON ENERGY CORP.
(Former Name, Address and Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 62,487,233 shares outstanding as of September 21, 2012.

SAFEBRAIN SYSTEMS INC. (formerly Alveron Energy Corp.)
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
As of JULY 31, 2012 and OCTOBER 31, 2011

	July 31, 2012	October 31, 2011
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,651	109
Total Current Assets	3,651	109

Other Assets:
Other Receivable	16,256	-
Intangible assets, net of amortization	758,438	-
Equipment, net of accumulated depreciation	121,184	-
Total Current Assets	895,878	109

Total Assets	$899,529	109

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Accounts payable and accrued liabilities	$108,112	46,005
Payable for Safebrain Technology	297,959	-
Related party note	619,313	482,731
Total Current Liabilities	1,025,384	528,736

Total Liabilities	1,025,384	528,736

STOCKHOLDERS' DEFICIT
Capital stock - $.001 par value, 100,000,000 common shares authorized, 52,140,000 common shares outstanding as of July 31, 2012 and October 31, 2011, respectively	52,140	52,140
Additional paid in capital	184,342	184,342
Stock payable	1,266,488	-
Deficit accumulated during the development stage	(1,628,825)	(765,109)
Total Stockholders' Deficit	(125,855)	(528,627)

Total Liabilities and Total Stockholders' Deficit	$899,529	109

The accompany notes are integral part of these consolidated financial statements.

SAFEBRAIN SYSTEMS INC. (formerly Alveron Energy Corp.)
(A Development Stage Company)
Unaudited

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended July 31, 2012 and 2011, and Cumulative from November 18, 2003
(Date of Inception) Through July 31, 2012

					November 18, 2003
	Three Months	Three Months	Nine Months	Nine Months	(Date of Inception)
	Ended	Ended	Ended	Ended	Through
	July 31,	July 31,	July 31,	July 31,	July 31,
	2012	2011	2012	2011	2012

Revenues	$-	-	-	-	-

Expenses
Professional fees	55,190	145	75,335	8,145	140,843
Consulting Expense	522,240	-	522,240	26,000	552,240
Interest expense	19,111	10,944	32,227	29,928	76,551
Office and Administrative	206,040	305	213,647	3,498	247,082
Loss on investment	-	352,502	-	545,964	589,900
Amortization Expense	16,562	-	16,562	-	16,562
Depreciation Expense	3,816	-	3,816	-	3,816
Foreign currency translation	$(111)	-	(111)	86	1,831

Total operating expenses	822,848	363,896	863,716	613,621	1,628,825

Net Loss	(822,848)	(363,896)	(863,716)	(613,621)	(1,628,825)

Loss per Common Share - Basic and Diluted	$(0.02)	(0.01)	(0.02)	(0.01)

Weighted average number of shares outstanding during the periods basic and diluted	52,140,000	52,140,000	52,140,000	52,140,000

The accompany notes are integral part of these consolidated financial statements.

SAFEBRAIN SYSTEMS INC. (formerly Alveron Energy Corp.)
(A Development Stage Company)
Unaudited

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended July 31, 2012 and 2011, and Cumulative from November 18, 2003 (Date of Inception) Through July 31, 2012

			November 18, 2003
	Nine Months	Nine Months	(Date of Inception)
	Ended	Ended	Through
	July 31	July 31	July 30
	2012	2011	2012

Cash Flows from Operating Activities
Net (loss) earnings	$(863,716)	$(613,621)	$(1,628,825)
Adjustments to reconcile net loss to net cash used by Operating activities:
Common stock issued for services	-	26,000	30,000
Depreciation and Amortization Expense	20,378	-	20,378
Interest accrued on convertible note	-	-	6,220
Loss on discontinued operations	-	545,964	545,965
Repayment in excess of lending	-	5,000	5,000
Changes in operating assets and liabilities:
Other receivable	(16,256)	-	(16,256)
Accounts payable and accrued liabilities	62,107	24,045	402,932

Net cash used in continuing operating activities	(797,487)	(12,612)	(932,545)
Net cash used in discontinued operating activities	-	(44,206)	(44,206)
Cash flows used in operating activities	(797,487)	(56,818)	(976,751)

Cash Flows from Investing Activities
Acquisition of assets	(602,041)	-	(602,041)
Discontinued investing activities	-	(501,758)	(501,758)
Cash used for investing activities	(900,000)	(501,758)	(1,103,799)

Cash Flows from Financing Activities
Proceeds from convertible note		-	6,000
Repayment of note	(217,712)	(11,000)	(228,712)
Proceeds from sale of common stock and warrants	1,266,488	-	1,327,688
Advances from related party	354,294	563,553	951,747
Stockholder contributions	-	-	37,199
Net cash used in continuing financing activities	1,403,070	552,533	2,093,922
Net cash provided by discontinued financing activities		(9,721)	(9,721)

Cash flows provided by financing activities	1,403,070	542,832	2,084,201

Net (Decrease) Increase in Cash	3,542	(15,744)	3,651

Cash and Cash Equivalents beginning of period	109	15,858	-

Cash and Cash Equivalents end of period	$3,651	$115	$3,651

NON-CASH ACTIVITIES
Payable for Safebrain Technology	$297,959	$-	$297,959

Supplemental Cash Flow Information
Interest paid		-	-
Income taxes paid		-	-

The accompany notes are integral part of these consolidated financial statements.

SAFEBRAIN SYSTEMS INC.
(formerly Alveron Energy Corp.)
(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements
July 31, 2012
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

On May 14, 2012, we acquired 100% of SafeBrain System (“SafeBrain”) from Rod Newlove for $900,000.  Safebrain is a corporation duly organized, validly existing, and in good standing under the laws of Saskatchewan, Canada.  Following payment, Newlove will transfer all rights to SafeBrain System to the Company.  The SafeBrain Systems works in two ways; the Cranium Impact Analyzer Sensor (“C.I.A”) is mounted on the helmet of athlete; The SafeBrain software allows in-depth analysis of any impact event and can be customized for the notification and data logging settings for each athlete. The Company plans to market the SafeBrain System to non-professional athletes who participate in sports that require helmets such as hockey, football, biking, motor-cross, skiing and snowboarding.   As of July 31, 2012 the Company has paid $602,041, the remaining $297,959 is recorded as technology acquisition payable. The assets acquired composed of $125,000 of equipment, and $775,000 of Intangible assets.

2.            Going Concern

These accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $1,021,733 and has no current revenue stream. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

d)            Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of October 31, 2011 and July 31, 2012, there were no cash equivalents.

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

h)            Other Receivable

The Other Receivable represents Harmonized Sales Tax Receivable for expenses incurred by the Company in Canada.  Companies that generate revenue are subject to Harmonized Sales Tax, and are collected up front when purchases are made.  Since the Company has no operations, the Tax collected is refundable as such the Company has recorded a receivable of $16,256 as a of July 31, 2012.

i)            Property and Equipment

Property and equipment are stated at cost and are amortized over their estimated useful lives using straight line depreciation method.  Upon retirement or disposition of equipment, the cost and accumulated amortization are removed from the accounts and any resulting gain or loss is reflected in operations. Repairs and maintenance are charged to expense as incurred and expenditures for additions and improvements are capitalized.

j)            Intangible Assets

The Company’s intangible assets consist primarily of trademarks, patents, and software which are carried at amortized cost.  All trademarks have legal lives of 10 years and are amortized over their respective legal lives upon approval. The Company reviews its intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses recoverability by reference to future cash flows from the products underlying these intangible assets. If these estimates change in the future, the Company may be required to record impairment charges for these assets. As of July 31, 2012, no impairment was record and the Company recorded an amortization expense of $16,562

6.            Acquisition of Assets

On May 14, 2012, we acquired 100% of SafeBrain System (“SafeBrain”) and Creative Electronics Design Services, LTD from Rod Newlove for $900,000.  Safebrain is a corporation duly organized, validly existing, and in good standing under the laws of Saskatchewan, Canada.  Newlove has transferred all assets and rights to SafeBrain System to the Company for $270,000.  Assets include intellectual properties, inventories, and Patent/Trademarks/Copyrights. The SafeBrain Systems works in two ways; the Cranium Impact Analyzer Sensor (“C.I.A”) is mounted on the helmet of athlete; The SafeBrain software allows in-depth analysis of any impact event and can be customized for the notification and data logging settings for each athlete. The Company plans to market the SafeBrain System to non-professional athletes who participate in sports that require helmets such as hockey, football, biking, motor-cross, skiing and snowboarding. In regards to the purchase of Creative Electornics Design Services, LTD, the agreed upon purchase price is $630,000; as of July 31, 2012 $332,041 has been paid and the remaining $297,959 remain accrued and outstanding.  At the acquisition date, Creative Electronic had no assets or liabilities. The Company reviewed the acquisitions taking in consideration the inputs and outputs available them and noted that the acquisition constitutes an asset acquisition and lacks all elements necessary to be considered a business acquisition.

Assets acquired:

	Useful Lives	July 31, 2012
ASSETS
Other Assets:
Intangible Assets	10 Years	$775,000
Equipment	7 Years	125,000
Accumulated Depreciation/Amortization		(20,378)
Total Other Assets		$879,622

Equipment mainly composed of building materials, injection molds, and Calibration equipments which are recorded at cost and being depreciated for financial account purposes on the straight-line method over their respective estimated useful lives of 7 years.  Upon retirement or other deposition of these assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are reflected in the results of operations.  Expenditures for maintenance and repairs are charged to operating expense

Intangible Assets acquired mainly consists of patent, trademark, copyrights, and software, which are carried at amortized cost.  The Company reviews its intangible assets for impairment whenever events or circumstances indicate that the carrying amount of an asset may not be recoverable. All trademarks have a legal life of 10 years and are amortized over the useful lives.

Equipment depreciation expense was $3,816 for the three and nine month ended July 31, 2012.  Amortization expense for technology for the three and nine months was 16,562.  The company recorded a total of depreciation and amortization expense of $20,738 as of July 31, 2012.

7.            Related Party Transactions

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these consolidated financial statements are as follows:

During the quarter, $354,294 was loaned by related parties for office and administration fees and professional fees. Since inception, the shareholder has advanced funds for professional fees and other office and general expenses in the amount of $619,313.  The related party loans are considered as unsecured loan with no stated interest rate and due upon demand.  The company imputed interest at 8% per annum, which is comparable to historical borrowing rate that the company has obtained in the past.  These notes are not convertible and no options were attached.  Interest expense recorded as of July 31, 2012 is $30,877. As of October, 2011 and July 31, 2012, the accrued interest is $41,241 and $72,118 respectively.

8.            Stockholders’ Activity

During the period, we sold 8,443,253 Units at a price of $0.15 per Unit to a group of private investors. Each Unit consisted of one share of common stock and one warrant. Every two warrants entitle the holder to purchase one share of our common stock a price of $0.35 per share at any time on or before April 30, 2014. The shares for these investments have not been issued as of July 31, 2012 and $1,266,488 is recorded as stock payable.

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

10.          Fixed Assets

Assets and depreciation for the period are as follow:

	July 31, 2012	October 31, 2011

Equipment	$125,000	$-

Accumulated depreciation	$(3,816)	$-

Total Fixed Assets	$121,184	$-

Equipment mainly composed of building materials, injection molds, and Calibration equipments which are recorded at cost and being depreciated for financial account purposes on the straight-line method over their respective estimated useful lives of 7 years.  Upon retirement or other deposition of these assets, the cost and related accumulated depreciation are removed from the accounts and the resulting gains or losses are reflected in the results of operations.  Expenditures for maintenance and repairs are charged to operating expense.  Depreciation expense was $3,816 for the three and nine months ended July 31, 2012.

11.          Other Receivable:

The Other Receivable represents Harmonized Sales Tax Receivable for expenses incurred by the Company in Canada.  Companies that generate revenue are subject to Harmonized Sales Tax, and are collected up front when purchases are made.  Since the Company has no operations, the Tax collected is refundable as such the Company has recorded a receivable of $16,256 as a of July 31, 2012.

12.           Subsequent Events

 Subsequent to July 31, 2012 we issued the 8,443,253 units for the previous investments and sold an additional 2,000,000 units, at a price of $0.10 per unit, to two private investors.

Item 2.   Management’s Discussion and Analysis and Plan of Operation.

We were incorporated in Delaware in November 2003. From November 2003 to February 2010 we were inactive.

In April 2010 we changed our name to Alveron Energy Corp.

Between February 2010 and July 2011 we were involved in a joint venture which was formed to determine the feasibility of building a 48MW wind energy plant in Shandong, China. In July 2011 we discontinued our involvement in the joint venture due to our inability to further fund the project. Total loss from discontinued operation from inception to October 31, 2011 was $589,900.

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

Mr. Kim and Mr. Shanmugan resigned as directors on April 15, 2012.

Acquisition of the SafeBrain Technology

On May 25, 2012, we acquired the SafeBrain System (“SafeBrain”) from Rod Newlove for $900,000, of which $602,041 has been paid and the remaining $297,959 was to be paid no later than June 14, 2012.

SafeBrain works in two ways:

●	The Cranium Impact Analyzer Sensor (the “C.I.A.”) is mounted on the helmet of an athlete; and

●	The SafeBrain software allows in-depth analysis of any impact event and can be customized for the notification and data logging settings for each athlete.

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

Plan of Operation

Between April 11, 2012 and July 31, 2012, we sold 8,443,253 Units at a price of $0.15 per Unit to a group of private investors. Subsequent to July 31, 2012 we sold 2,000,000 units, at a price of $0.10 per unit, to two private investors. Each Unit consisted of one share of common stock and one warrant. Every two warrants entitle the holder to purchase one share of our common stock at a price of $0.35 per share at any time on or before April 30, 2014.

As of September 15, 2012 we had generated less than $30,000 in revenue from sales of SafeBrain systems.

As of September 15, 2012 we had cash on hand of approximately $___. We have never earned a profit and we expect to incur losses during the foreseeable future and may never be profitable. We will need to earn a profit or obtain additional financing until we are able to earn a profit. We do not know what the terms of any future financing may be, but any future sale of equity securities would dilute the ownership of existing stockholders. The failure to obtain the capital we require will result in a slower implementation of our business plan. There can be no assurance that we will be able to obtain any capital which is needed. We do not have any commitments from any person to provide us with any additional capital.

Our plan of operation and capital requirements for the twelve months ending August 31, 2013 are shown below.

Activity	Estimated Completion Date	Estimated Cost

Production		100,000
Research and Development		50,000
Marketing		150,000
Working Capital		390,000
Total		690,000

General

Our principal offices are located at 100, 224-11th Avenue S.W., Calgary, AB T2R 0C3. Our offices are provided to us free of charge.

Our website is www.safebrain.ca and our telephone number is (403) 801-1506.

As of September 15, 2012 we did not employ any persons on a full time basis.

Results of Operation

During the six months ended July 31, 2011 we were involved in a joint venture which was formed to determine the feasibility of building a 48MW wind energy plant in Shandong, China. In July 2011 we discontinued our involvement in the joint venture due to our inability to further fund the project.

On May 25, 2012, we acquired the SafeBrain System and since that date we have been involved with bringing the SafeBrain System to market.

As a result of the:

•	discontinuance of our wind energy joint venture,
•	our inactivity between July 2011 and May 2012, and
•	the start of our new business in May 2012

a comparison of our results of operation for the nine months ended July 31, 2012 with the prior nine month period would not be meaningful.

Critical Accounting Policies

Our most critical accounting policies, can be found in our Annual Report on Form 10-K for the fiscal year ended October 31, 2011. There have been no material changes in our existing accounting policies from the disclosures included in our 2011 Form 10-K.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. We do not engage in trading activities involving non-exchange traded contracts.

Item 4.   Controls and Procedures

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

As the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our president (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our president (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this quarterly report.

Changes in Internal Control over Financial Reporting

During the period covered by this report, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

Between April 11, 2012 and July 31, 2012, we sold 8,443,253 Units at a price of $0.15 per Unit to a group of private investors. Subsequent to July 31, 2012 we sold 2,000,000 units, at a price of $0.10 per unit, to two private investors. Each Unit consisted of one share of common stock and one warrant. Every two warrants entitle the holder to purchase one share of our common stock a price of $0.35 per share at any time on or before April 30, 2014.

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

Item 6.   Exhibits and Reports on Form 8-K

(A)     Exhibits

Exhibit Number	Description

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

SAFEBRAIN SYSTEMS, INC.

Date: September 25, 2012	By:	/s/ Michael Scott
Michael Scott
Chief Executive and Financial Officer