Form 10-K
period 2012-10-31
SafeBrain Systems, Inc.
filed 2013-02-13
CIK 1271073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2012

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No.  000-50493

SAFEBRAIN SYSTEMS, INC.
(Exact name of small business issuer as specified in its charter)

Delaware	98-0412431
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.

100-224 11th Avenue S.W.
Calgary, Alberta, Canada
(Address of Principal Executive Offices)

(403) 801-1506
(Issuer’s telephone number)

ALVERON ENERGY CORP.
735 Don Mills Road, Suite 1405
Toronto, Ontario, M3C 1S9
 (Former name, address and fiscal year, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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
☐   Yes    ☒   No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $0.00

As of February 13, 2013, there were 62,583,258 shares of the registrant’s $.001 par value common stock issued and outstanding.

NOTE REGARDING FORWARD LOOKING STATEMENTS
CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

Certain statements contained in this report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve a number of known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, regulatory and economic factors, seasonality, competition, litigation, the nature of supplier or customer arrangements that become available to the Company in the future, adverse weather conditions, possible technological obsolescence of existing products and services, possible reduction in the carrying value of long-lived assets, estimates of the useful life of its assets, potential environmental liability, customer concentration, the ability to obtain financing, and other risks detailed in this report and in the Company's other periodic reports filed with the Securities and Exchange Commission ("SEC"). The words "believe", "expect", "anticipate", "may", "plan", "should" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

Use of Term

Except as otherwise indicated by the context, references in this report to “Company”, “NIA”, “we”, “us” and “our” are references to Safebrain Systems, Inc. All references to “USD” or United States Dollars refer to the legal currency of the United States of America.

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

Item 1.    Description of Business.

General

Safebrain Systems, Inc. (formerly Alveron Energy Corp. and Modena I, Inc.) is a development stage company which was incorporated under the laws of the State of Delaware on November 18, 2003. From inception to September 2007, the Company was relatively inactive.

On April 20, 2012, the Company underwent a change of control where the former President and Director of the Company sold 39,900,000 common shares to a company controlled by the current President and Director of the Company.

On May 14, 2012, we acquired 100% of the SafeBrain System (“SafeBrain”) from Rod Newlove for $900,000.  As of February 13, 2013 the Company had paid $600,000 toward the  purchase price,, with the remaining  $300,000 recorded as technology acquisition a  payable. The assets acquired composed of $125,000 of equipment, and $775,000 of intangible assets.

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

Management believes SafeBrain is currently the only product that has state of the art advancement technology with 360 degree impact gauging and monitoring in addition to indicator warning lights that flash the moment of impact.

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

Employees, Officers and Directors

Employees

We had no employees other than our sole executive officer and directors who devote only part of his time to our business.

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

None.

Item 4.  Mine Safety Disclosures

Not applicable.

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

Holders

As of February 13, 2013 we had 62,583,258 outstanding shares of common stock.

As of February 13, 2013 there were 80 holders of record of our common stock. Holders of common stock do not have cumulative voting rights.

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

Income Taxes

Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.  As of October 31, 2012, a deferred tax asset (which arises solely as a result of net operating losses), has been entirely offset by a valuation reserve due to the uncertainty that this asset will be realized in the future.

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

There were no dilutive financial instruments for the years ended October 31, 2012 or 2011 as the company incurred operating losses.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

The Company does not expect that the adoption of any recently issued accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

Overview

We were incorporated in Delaware in November 2003. From November 2003 to February 2010 we were inactive.

In April 2010 we changed our name to Alveron Energy Corp.

Between February 2010 and July 2011 we were involved in a joint venture which was formed to determine the feasibility of building a 48MW wind energy plant in Shandong, China. In July 2011 we discontinued our involvement in the joint venture due to our inability to further fund the project. Total loss from discontinued operation from inception to October 31, 2012 was $805,977.

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

Mr. Kim and Mr. Shanmugan resigned as directors on April 15, 2012.

On July 11, 2012 we changed our name to Safebrain Systems, Inc.

Acquisition of the SafeBrain Technology

On May 25, 2012, the Company acquired the SafeBrain System (“SafeBrain”) from Rod Newlove for $900,000, of which $600,000 has been paid as of February 13, 2013.

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

Results of Operation

We have earned no revenues from operations from the time of our incorporation on November 18, 2003 to October 31, 2012.

We incurred operating expenses in the amount of $2,683,986 for the period from our inception on November 18, 2003 to October 31, 2012. These operating expenses were comprised of professional fees, including legal and accounting fees, and administrative expenses.

Liquidity and Capital Resources

As shown in the accompanying financial statements,  the Company generated a loss of $2,683,986 from November 18, 2003 (inception) to October 31, 2012, and has an accumulated deficit of $2, 683,986 and negative working capital of $956,221 as of such period.

As our operations become more complex, it is anticipated that these costs will increase. We do not have sufficient funds on hand to cover these expenses.  Our cash on hand, $2,103 as of October 31, 2012, will not be sufficient to implement operational activities during the next 12 months and we will require at least $690,000 additional funding to implement our business plan.

The table below sets forth the anticipated expenses for the next 12 months:

Activity	Estimated Completion Date	Estimated Cost

Production		100,000
Research and Development		50,000
Marketing		150,000
Working Capital		390,000
Total		690,000

We will not generate sufficient revenues in the next twelve months and we will be required to raise additional capital by issuing equity or debt securities in exchange for cash in order to continue as a going concern. We can not assure you that any financing can be obtained or, if obtained, that it will be on reasonable terms. Without realization of additional capital, it would be unlikely for us to continue as a going concern.

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

Not applicable.

Item 8. Financial Statements.

SAFEBRAIN SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2012 and 2011
AND THE PERIOD FROM INCEPTION THROUGH OCTOBER 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Safebrain Systems, Inc.
(formerly Alveron Energy Corp.)
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Safebrain Systems, Inc. (A Development Stage Company) as of October 31, 2012 and 2011 and the related statements of operations, shareholders' deficit and cash flows for the twelve months periods then ended. The financial statements from November 18, 2003(inception), through October 31, 2008 were audited by other auditors whose report expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Safebrain Systems, Inc.  as of October 31, 2012 and 2011, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC
www.mkacpas.com
Houston, Texas
February 13, 2013

SAFEBRAIN SYSTEMS, INC. (formerly Alveron Energy Corp.)
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
As of OCTOBER 31, 2012 and 2011

	October 31, 2012	October 31, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$2,103	$109
Net Assets from Discontinued Operations	-	-
Total Current Assets	2,103	109

Other Long Term Assets
Taxes Receivable	21,480	-
Total Long Term Assets	21,480

Total Assets	$23,583	$109

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Payable to vendor on asset acquisition	$300,000	$-
Accounts payable and accrued liabilities	94,537	46,005
Related party note	104,617	32,032
Liabilities from Discontinued Operations	459,170	450,699
Total Current Liabilities	958,324	528,736

Total Liabilities	958,324	528,736
STOCKHOLDERS' DEFICIT
Capital stock - $.001 par value, 100,000,000 common shares authorized, 62,583,258 and 52,140,000 common shares outstanding as of October 31, 2012 and 2011, respectively	62,583	52,140
Additional paid in capital	1,686,662	184,342
Deficit accumulated during the development stage	(2,683,986)	-
Discontinued Operations - Non-Controlling Interest	-	(765,109)
Total Stockholders' Deficit	(934,741)	(528,627)

Total Liabilities and Total Stockholders' Deficit	$23,583	$109

The accompany notes are integral part of these consolidated financial statements.

SAFEBRAIN SYSTEMS, INC. (formerly Alveron Energy Corp.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended October 31, 2012 and 2011, and Cumulative from November 18, 2003 (Date of Inception) Through October 31, 2012

	October 31, 2012	October 31, 2011	November 18, 2003 (Date of Inception) Through October 31, 2012

Revenues	$-	$-	$-

Expenses

Consulting Expense	659,099	26,000	689,099
Professional fees	127,484	11,095	193,717
Office and Administrative	60,320	4,477	133,717
Travel and vehicle	85,588	-	85,588
Foreign exchange loss/(gain)	825	13	2,766
Total Operating Expenses	933,316	41,585	1,104,887

Other income (expense):
Impairment Expense	(900,000)	-	900,000
Interest Expense	(44,875)	(38,105)	89,199

Net Loss from continuing operations	(1,878,191)	(76,690)	(2,094,086)
Loss from Discontinued Operations	(40,868)	(545,966)	(589,900)
Adjusted Net Loss	(1,918,877)	(625,656)	(2,683,986)

Loss Per Common Share - Basic and Diluted – Continuing Operations	$(0.03)	$(0.01)
Loss Per Common Share - Basic and Diluted – Discontinued Operations	$(0.00)	$(0.01)
Loss Per Common Share - Basic and Diluted – Total	$(0.03)	$(0.01)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	56,814,353	51,956,808

The accompany notes are integral part of these consolidated financial statements.

SAFEBRAIN SYSTEMS, INC. (formerly Alveron Energy Corp.)
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended October 31, 2012 and 2011, and Cumulative from
 November 18, 2003 (Date of Inception) Through October 31, 2012

	October 31, 2012	October 31, 2011	November 18, 2003 (Date of Inception) Through October 31, 2012

Cash Flows from Operating Activities
Net loss including non-controlling interest	$(1,918,877)	$(625,656)	$(2,683,986)
Adjustments to reconcile net loss to net cash used by Operating Activities:
Impairment expense	900,000	-	900,000
Discontinued operations	-	545,965	545,964
Common stock issued for services	-	26,000	30,000
Imputed Interest	-	-	369
Interest accrued on convertible note		-	5,851
Repayment in excess of lending	-	5,000	5,000
Changes in assets and liabilities
Taxes receivable	(21,480)	-	(21,480)
Payable to vendor on asset acquisition	(300,000)	-	(300,000)
Accounts payable and accrued liabilities	353,003	35,213	395,869
Net cash used in continuing operating activities	(987,354)	(13,478)	(1,166,618)
Net cash used in discontinued operating activities	-	(44,206)	(44,206)
Cash flows used in operating activities	(691,824)	(57,684)	(897,035)

Cash Flows from Investing Activities
Asset acquisition	(600,000	-	(600,000)
Cash used for discontinued investing activities	-	(501,758)	(501,758)
Net Cash Used in Investing Activities	(600,000)	(501,758)	(1,101,758)

Cash Flows from Financing Activities
Proceeds from convertible note	-	-	6,000
Repayment of note	(327,640)	(11,000)	(338,640)
Proceeds from issuance of common stock	1,466,488	-	1,527,688
Advances from related party	(450,000)	564,414	1,047,953
Stockholder contributions	-	-	37,199
Net cash used in continuing financing activities	1,593,348	553,414	2,280,200
Net cash provided by discontinued financing activities	-	(9,721)	(9,721)
Cash flows provided by financing activities	1,593,348	543,693	2,270,479

Net (Decrease) Increase in Cash	1,994	(15,749)	2,103

Cash and Cash Equivalents, beginning of year	109	15,858	-

Cash and Cash Equivalents, end of year	$2,103	$109	$2,103

Supplemental Cash Flow Information

Interest paid	$-	$-	$-
Income taxes paid	-	-	-
Non-cash transactions
Forgiveness of Related Party Debt	$46,275	$-	$146,275

The accompany notes are integral part of these consolidated financial statements.

SAFEBRAIN SYSTEMS, INC.
(formerly Alveron Energy Corp.)
(A Development Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE PERIOD FROM INCEPTION THROUGH OCTOBER 31, 2012

	Number of Shares	Capital Stock	Additional Paid-In Capital	Accumulated Deficit During the Development Stage	Non-Controlling Interest	Total Stockholders' Equity (Deficit)

Stock issued on acceptance of incorporation expenses on November 18, 2003	40,000,000	$40,000	$(39,900)	$-	$-	$100
Net loss	-	-	-	(3,350)		(3,350)
Balance, 31 October 2004	40,000,000	$40,000	$(39,900)	$(3,350)	$-	$(3,250)
Net loss	-	-	-	(8,754)		(8,754)
Balance, 31 October 2005	40,000,000	$40,000	$(39,900)	$(12,104)	$-	$(12,004)
Stockholder contributions			13,636			13,636
Net loss	-	-	-	(7,496)		(7,496)
Balance, 31 October 2006	40,000,000	$40,000	$(26,264)	$(19,600)	$-	$(5,864)
Stock issued	200,000	200	300	-		500
Stockholder contributions	-	-	108	-		108
Discount on Convertible Note	-	-	2,715	-		2,715
Net loss				(4,299)		(4,299)
Balance, 31 October 2007	40,200,000	$40,200	$(23,141)	$(23,899)	$-	$(6,840)
Stock issued	2,240,000.	2,240	3,360	-		5,600
Stock issued for services	1,600,000	1,600	2,400	-		4,000
Stockholder contributions	-	-	4,450	-		4,450
Net loss				(14,505)		(14,505)
Balance, 31 October 2008	44,040,000	$44,040	$(12,931)	$(38,404)	$-	$(7,295)
Stockholder contributions	-	-	19,003	-		19,003
Net loss			-	(33,924)		(33,924)
Balance, 31 October 2009	44,040,000	$44,040	$6,073	(72,328)		$(22,216)
Stock issued for Cash	5,500,000	5,500	49,500			55,000
Imputed Interest			369			369
Net loss				(51,686)	(15,439)	(67,125)
Balance, 31 October 2010	49,540,000	$49,540	$55,942	(124,014)	$(15,439)	$(33,970)
Stock issued for Services	2,600,000	2,600	23,400			26,000
Repayment in excess of Debt			5,000			5,000
Forgiveness of Related Party Debt			100,000			100,000
Net loss				(641,095)	15,439	(625,656)
Balance, 31 October 2011	52,140,000	$52,140	$184,342	(765,109)	$-	$(528,627)
Stock issued for Cash	10,443,258	10,443	1,456,044			1,466,488
Debt forgiveness			46,276			46,275
Net loss				(1,918,877)	-	(1,918,877)
Balance, 31 October 2012	62,583,258	$62,583	$1,686,662	(2,683,986)	$-	$(934,741)

The accompany notes are integral part of these consolidated financial statements.

SAFEBRAIN SYSTEMS, INC. (formerly Alveron Energy Corp.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
October 31, 2012 and 2011

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

On May 14, 2012, the Company acquired 100% of SafeBrain System (“SafeBrain”) from Rod Newlove for $900,000.  Safebrain is a corporation duly organized, validly existing, and in good standing under the laws of Saskatchewan, Canada.  Following payment, Newlove transfered all rights to SafeBrain System to the Company.

On July 11, 2012 the Company changed its name to Safebrain Systems, Inc.

2.
Going Concern Assumption

These accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $956,221 as of October 31, 2012 and has no current revenue stream. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

SAFEBRAIN SYSTEMS, INC. (formerly Alveron Energy Corp.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
October 31, 2012 and 2011

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

The Company has consolidated the joint venture as discussed in note 11 below until October 31, 2011. The Company recorded net income attributable to non-controlling interest in the consolidated statements of operations for any non-owned portion of its consolidated subsidiary.  Non-controlling interest being accounted for in owners’ equity on the consolidate balance sheet.

5.
Summary of Significant Accounting Policies

The accounting policies of the Company are in accordance with US GAAP, and their basis of application is consistent with that of the previous year. Outlined below are those policies considered particularly significant:

SAFEBRAIN SYSTEMS, INC. (formerly Alveron Energy Corp.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
October 31, 2012 and 2011

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

SAFEBRAIN SYSTEMS, INC. (formerly Alveron Energy Corp.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
October 31, 2012 and 2011

b)
Income Taxes

The Company had adopted Accounting Standard Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.  Under this method, deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period. As of October 31, 2012, a deferred tax asset (which arises solely as a result of net operating losses), has been entirely offset by a valuation reserve due the uncertainty that this asset will be realized in the future.

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

e)
Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of October 31, 2012 and 2011, there were no cash equivalents.

SAFEBRAIN SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
October 31, 2012 and 2011

f)
Impairment of Long-Lived Assets

In accordance with ASC 360, Property Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable.  Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances.  An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value.

g)
Recent Accounting Pronouncements

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, "Technical Corrections and Improvements" in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, "Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)" in Accounting standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, "Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment" in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

SAFEBRAIN SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
October 31, 2012 and 2011

In December 2011, the FASB issued ASU 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income" in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 "Balance Sheet: Disclosures about Offsetting Assets and Liabilities" ("ASU 2011-11"). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

There were various other accounting standards and interpretations issued recently, none of which are expected to have a material impact on our consolidated financial position, operations or cash flows.

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

SAFEBRAIN SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
October 31, 2012 and 2011

6.
Business Combination

On May 14, 2012, we acquired 100% of SafeBrain System (“SafeBrain”) and Creative Electronics Design Services, LTD from Rod Newlove for $900,000.  Safebrain is a corporation duly organized, validly existing, and in good standing under the laws of Saskatchewan, Canada.  Newlove has transferred all assets and rights to SafeBrain System to the Company including intellectual properties, inventories, and Patent/Trademarks/Copyrights. The SafeBrain Systems works in two ways; the Cranium Impact Analyzer Sensor (“C.I.A”) is mounted on the helmet of athlete; The SafeBrain software allows in-depth analysis of any impact event and can be customized for the notification and data logging settings for each athlete. The Company plans to market the SafeBrain System to non-professional athletes who participate in sports that require helmets such as hockey, football, biking, motor-cross, skiing and snowboarding. As of October 31, 2012 $600,000 has been paid and the remaining $300,000 remains in accounts payable accrued liabilities. The Company reviewed the acquisitions taking in consideration the inputs and outputs available them and noted that the acquisition constitutes an asset acquisition and lacks all elements necessary to be considered a business acquisition.

The acquisition has been accounted for under the acquisition method of accounting and the Company valued all assets and liabilities acquired at their estimated fair values on the date of acquisition. Accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition.

The preliminary purchase price allocation is based on estimates of fair value as follows:

Tangible Assets Acquired:

WIP & Inventory	12,750
Fixed Assets, PPE	167,408

Total Tangible Assets	180,158

Intangible Assets Acquired:

IP/Technology	616,800
Trade-Name/Marks	18,000
Non-Compete (1-year)	59,750

Total Intangible Assets Acquired	694,550

Goodwill	25,293

Total Net Assets Acquired	900,000

SAFEBRAIN SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
October 31, 2012 and 2011

The total purchase price consists of the following:

Assets acquired:
	Useful Lives	October 31, 2012
ASSETS
Other Assets:
Intangible Assets	10 Years	$775,000
Equipment	7 Years	125,000

Total Other Assets		$900,000

The excess of the purchase price over the fair value of the net assets acquired, amounting to $1,402,000, was recorded as goodwill.  During the year ended October 31, 2012 the company assessed acquired assets for impairment and has taken a full $900,000 impairment expense as a result in delays in achieving sales revenues.

The following pro forma financial information presents results as if the acquisition of Safebrain had occurred on November 1.

	Historical
	Safebrain Systems, Inc.	Creative Electronics	Pro Forma Adjustments	Pro Forma Combined

Revenue	-	-	-	-
Expenses:
Consulting Expense	$659,099	-	-	$659,099
Professional Fees	127,484	-	-	127,484
Office and Administrative	60,320	-	-	60,320
Travel and Vehicle	85,588	-	-	85,588
Foreign exchange loss/(gain)	825	-	-	825
Total Operating Expense	933,316	-	-	933,316
Other Income (expense):
Interest Expense	44,875	-	-	44,875
Impairment expense	-	-	(900,000)	(900,000)
Net Loss of continuing operations	978,191	-	(900,000)	(1,878,191)
Loss from Discontinued operations	(40,868)	-	-	(40,868)
Adjusted Net Loss	$1,019,059	-	(900,000)	1,918,877

SAFEBRAIN SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
October 31, 2012 and 2011

7.
Common Stock

Total shares authorized as of October 31, 2012 are 250,000,000 common shares, par value $0.001 per share and 10,000,000 preferred shares, par value $0.001 per share.  Total shares issued and outstanding as of October 31, 2012 are 62,583,258 common shares.  Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. During fiscal year 2012 the Company has not declared any dividends since incorporation.

For the year ended October 31, 2011, the Company issued 2,600,000 shares of common stock to 2 companies for consulting fees. The consideration for such shares was $0.01 per share, amounting in the aggregate to $26,000. The shares issued were valued based on the last sell price of common stock for cash which mirrored the value of the services.

During the year ended October 31, 2012, the Company sold 8,443,253 Units at a price of $0.15 per Unit to a group of private investors. Each Unit consisted of one share of common stock and one warrant. Every two warrants entitle the holder to purchase one share of our common stock a price of $0.35 per share at any time on or before April 30, 2014. The Company also sold 2,000,000 Units at a price of $0.10 per unit to a group of private investors. Each Unit consisted of one share of common stock and one warrant. Every two warrants entitle the holder to purchase one share of our common stock a price of $0.35 per share at any time on or before April 30, 2014.

8.
Discontinued Operations

Discontinued operations are presented for in accordance with Accounting Standard Codification (ASC) 360, “Impairment or Disposal of Long Lived Assets,” (ASC 360).  When a qualifying component of the Company is disposed or classified as held for sale, the operating results of that component are removed from continuing operations for all periods presented and displayed as discontinued operations if: (a) elimination the component’s operations and cashlfow from the Company’s ongoing operations has occurred (or will occur) and (b) significant continuing involvement by the Company in the component’s operations does not exist after the disposal transaction.

On July 20, 2011, the Company discontinued the operations for the Longquan joint venture to build the 48MW wind power plant near Yantai, Shandong, China. The operations were discontinued due to the inability to further fund the project under the time line required by the joint venture. The Company suffered a loss as of October 31, 2011 of $545,965 due to the discontinued operation due to both the Longquan and Rushan Project being abandoned.

During the fiscal period ended October 2012, the Company exited the energy business.  The exit from the energy industry was therefore classified as discontinued operations for all periods presented under the requirement of ASC 360.  The assets and liabilities of discontinued operations are presented separately under the captions “Assets to be discontinued,” “Liabilities to be discontinued” and “Long-term liabilities to be discontinued operations,” respectively, in the accompanying balance sheets at October 31, 2012 and 2011.  There were no assets to be discontinued and the liabilities to be discontinued as of October 31, 2012 and 2011 consist of a related party note in the amount of $459,170 and $450,699, respectively.

ALVERON ENERGY CORP.
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
October 31, 2012 and 2011

9.
Income Taxes

The Company has paid no federal or state income taxes.  As of October 31, 2012 and 2011, the Company has net operating loss carry forwards of $1,098,567 and $203,705 which, if unused, will begin to expire in 2023.  The tax effect, at the statutory state and federal rates of 34% and 35%, of the operating loss carry forwards and temporary differences at October 31, 2012 and 2011 respectively, are as follows:

	2012	2011

Deferred income tax assets
Net operating loss carryforwards	$384,498	$71,297
Valuation allowance	(384,498)	(71,297)

Deferred income taxes	$-	-

10.
Related Party Transactions

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these financial statements are as follows:

During 2012, $450,500 was loaned by related parties for office and administration fees and professional fees. Since inception, the shareholder has advanced funds for professional fees and other office and general expenses in the amount of $742,790. The shareholders have waived 183,474 and consider these advances as contribution to capital to show a remaining loan balance of $559,316. The related party loans are considered as unsecured loan with no stated interest rate and due upon demand.  The company imputed interest at 8% per annum, which is comparable to historical borrowing rate that the company has obtained in the past.  These notes are not convertible and no options were attached.  Interest expense recorded as of October 31, 2012 is $44,875.

11.
Joint Venture

On February 12, 2010, the Company formed a new Joint Venture Corporation, “Yantai Alveron Energy Development Company”, in Shandong, China as per the agreement sign on June 20, 2009. The company ownership was organized per the agreement with Alveron Energy Corp. owning 77% and the joint partners owning the remaining 23% of the new entity. On the date of the Joint Venture, Yantai had no balance sheet or income statement activities. The Company transferred a total of $539,900 to this new entity during the quarter ending January 31, 2011 to be used on the feasibility report for a potential 48MW wind energy plant in Shandong, China. Out of the total $539,900, $239,900 was allocated to the Rushan Project and $258,230 to the Longquan Project.

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

13.	Subsequent Events There were no reportable subsequent events since October 31, 2012.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting as of the end of the period covered by this report based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of October 31, 2012 due to the following material weaknesses in the company’s internal control over financial reporting:

•	A system of internal controls (including policies and procedures) has neither been designed nor implemented.

•	A formal, internal accounting system has not been implemented.

•	Segregation of duties in the handling of cash, cash receipt, and cash disbursement is not formalized.

•	A number of journal entries.

Management is evaluating plans on a cost benefit basis to remedy the above weaknesses and we continue the process to complete a thorough review of our internal controls as part of our preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires our management to report on, and our external auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. As a non-accelerated filer under Rule 12b-2 of the Exchange Act, our first report under Section 404 as a smaller reporting company will be contained in our Form 10-K for the year ended October 31, 2012.

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

Name and Business Address	Age	Position

Michael Scott	46	Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary and Director
Don Cameron	51	Director
Dean Swanberg	50	Director

Michael Scott was appointed as an officer and a director on March 30, 2012. Mr. Scott has been a consultant  to the oil and gas  industry  since  September, 2011. Between October, 2008 and September,  2011, Mr. Scott was the President of Triple J Pipelines Ltd.  Between October,  2002 and October,  2008 Mr. Scott was the President of Core Pipelines Ltd.

Don Cameron (age 51) has been a manager at Wasteless Environmental in Calgary since June 2003 and was previously the manager of Sales and Customer Service for Waste Management in Toronto between 2000-2003. Mr. Cameron received his MBA in Business from the University of Western Ontario in 1991.

Dean Swanberg (age 50) has been the President at Zedcor Oilfield Rentals in Edmonton since 2011. Mr. Swanberg is also a director of Westcan Directional Drilling in Grand Prairie, AB and Fort St. John, B.C. (July 2011-present), Purdy & Partners, a private merchant banking firm in Edmonton, AB (March 2010-present), Horizon North Logistics (June 2006-present), Swanberg International in Houston, Texas (August 2001-present), and Kleskun Hills Bison Ranch in Grand Prairie, AB (December 1999-present).

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

Item 11. Executive Compensation

Summary Compensation

During the years ended October 31, 2012, we paid $42,000 to Michael Scott.  During the two year ended October 31, 2012 we did not compensate any of our other officers. We have no employment agreements with any of our directors or executive officers.  We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

No stock options or stock appreciation rights have been granted to any of our directors or executive officers.  We have no equity incentive plans.

Outstanding Equity Awards

Our directors and officers do not have unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

We do not compensate our directors for acting in this.

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

The percentages below are calculated based on 62,583,258 shares of our common stock issued and outstanding as of October 31, 2012. There are 10,443,258 warrants outstanding. Every two warrants entitle the holder to purchase one share of our common stock a price of $0.35 per share at any time on or before April 30, 2014. We do not have any other outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Safebrain Systems, Inc., c/o Mr. Michael Scott, 100-224 11th Avenue S.W., Calgary, Alberta, Canada.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Mr. Michael Scott	Common	20,947,500	33.5%

Don Cameron	Common	2,000,000	3.2%

Dean Swanberg	Common	399,000	0.6%

Directors and Officers as a Group (3 person)	Common	22,646,500	37.3%

Changes in Control

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

In March 2012 Mr. Scott transferred 18,952,500 shares he purchased from Sang-Ho Kim to various shareholders in SafeBrain Systems, Inc. and to other third parties.

Mr. Kim and Mr. Shanmugan resigned as directors on April 15, 2012.

On November 26, 2012, Michael Scott appointed Don Cameron and Dean Swanberg as directors.

Item 13. Certain Relationships and Related Transactions

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which our Director, executive officer, stockholder or any member of the immediate family of the foregoing had or is to have a direct or indirect material interest.

Our officers and directors have advanced funds for professional fees and general expenses in the amount of $453,753 and $41,241 as of October 31, 2012 and 2011, respectively.  Mr. Kim has waived reimbursement of $43,275 and considered these advances as a contribution to capital.  Accordingly, the contributions have been recorded as additional paid-in capital.

The Company has been provided office space by its President and Chief Executive Officer for all periods presented. There is no charge to the Company for the space.

Item 14.  Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended October 31, 2012 and 2011 were $4,000 and $3,750 respectively.

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

All Other Fees

The Company incurred fees during the last two fiscal years ended October 31, 2012 and 2011 were $16,000 and $5,107 for services rendered by the Company’s principal accountants relating to the review of quarterly financial statements for inclusion in the Company's quarterly reports on Form 10Q.

PART IV

Item 15.  Exhibits, Financial Statement Schedules

a)           Exhibits

3.1	Articles of Incorporation (1)

3.2	Bylaws (1)

31.1	Rule 13a-14(a)/15d-14(a) Certifications

32.1	Certification pursuant to The Sarbanes-Oxley Act

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
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

SAFEBRAIN SYSTEMS, INC.

Date: February 13, 2013	By:	/s/ Michael Scott
	Name:	Michael Scott
	Title:	Chief Executive and Financial Officer