Form 10-Q
period 2013-01-31
SafeBrain Systems, Inc.
filed 2013-03-21
CIK 1271073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 62,583,258 shares outstanding as of March 21, 2013.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

SAFEBRAIN SYSTEMS, INC. (formerly Alveron Energy Corp.)
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
As of JANUARY 31, 2013 and OCTOBER 31, 2012

	January 31, 2013	October 31, 2012
	(unaudited)

ASSETS
Current Assets:
Cash and cash equivalents	$2,103	2,103
Net Assets from Discontinued Operations	-	-
Total Current Assets	2,103	2,103

Other Long Term Assets
Taxes Receivable	21,953	21,480
Total Long Term Assets	21,953	21,480

Total Assets	$24,056	23,583

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Payable to vendor on asset acquisition	$300,000	300,000
Accounts payable and accrued liabilities	118,670	94,537
Related party note	129,351	104,617
Liabilities from Discontinued Operations	454,699	459,170
Total Current Liabilities	1,002,720	958,324

Total Liabilities	1,002,720	958,324

STOCKHOLDERS' DEFICIT
Capital stock - $.001 par value, 250,000,000 common shares authorized, 62,583,258
common shares issued and outstanding as of January 31, 2013 and October 31, 2012, respectively	62,583	62,583
Additional paid in capital	1,686,662	1,686,662
Deficit accumulated during the development stage	(2,727,909)	(2,683,986)
Discontinued Operations - Non-Controlling Interest	-	-
Total Stockholders' Deficit	(978,664)	(934,741)

Total Liabilities and Total Stockholders' Deficit	$24,056	23,583

The accompanying notes are integral part of these consolidated financial statements.

SAFEBRAIN SYSTEMS, INC. (formerly Alveron Energy Corp.)
(A Development Stage Company)
Unaudited
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended January 31, 2013 and 2012, and Cumulative from November 18, 2003 (Date of Inception) Through January 31, 2013

	Three Months Ended January 31, 2013	Three Months Ended January 31, 2012	November 18, 2003 (Date of Inception) Through January 31, 2013

Revenues	$-	$-	$-

Expenses

Consulting Expense	20,092	-	709,191
Professional fees	8,780	9,679	202,497
Office and Administrative	1,766	1,427	135,483
Travel and vehicle	1,772	-	87,360
Foreign exchange loss/(gain)		(1,569)	2,766
Total Operating Expenses	32,410	13,106	1,137,297

Other income (expense):
Impairment Expense		-	900,000
Interest Expense	11,513	-	100,712
Loss from Continuing Operations	(43,923)	(13,106)	(2,138,009)
Loss from Discontinued Operations	-	-	(589,900)
Adjusted Net Loss	(43,923)	(13,106)	(2,727,909)

Loss Per Common Share - Basic and Diluted – Continuing Operations	$(0.00)	$(0.00)
Loss Per Common Share - Basic and Diluted – Discontinued Operations	$(0.00)	$(0.00)
Loss Per Common Share - Basic and Diluted – Total	$(0.00)	$(0.00)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	62,583,258	52,140,000

The accompanying notes are integral part of these consolidated financial statements.

SAFEBRAIN SYSTEMS INC. (formerly Alveron Energy Corp.)
(A Development Stage Company)
Unaudited

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended January 31, 2013 and 2012, and Cumulative from November 18, 2003 (Date of Inception) Through January 31, 2013

			November 18, 2003
	Three Months	Three Months	(Date of Inception)
	Ended	Ended	Through
	January 31	January 31	January 31
	2013	2012	2013

Cash Flows from Operating Activities
Net (loss) earnings	$(43,923)	$(13,106)	$(2,727,909)
Adjustments to reconcile net loss to net cash used by
Operating activities:
Common stock issued for services	-	-	30,000
Impairment expense			900,000
Imputed interest			369
Interest accrued on convertible note	-	-	5,851
Loss on discontinued operations	-	-	545,964
Repayment in excess of lending	-	-	5,000
Changes in operating assets and liabilities:
Other receivable	(473)	-	(21,953)
Accounts payable and accrued liabilities	19,662	10,677	415,532
Payable to vendor on assets acquisition			(300,000)
Net cash used in continuing operating activities	(24,734)	(2,429)	(1,147,146)
Net cash used in discontinued operating activities	-	-	(44,206)
Cash flows used in operating activities	(24,734)	(2,429)	(1,191,352)

Cash Flows from Investing Activities
Acquisition of assets	-	-	(600,000)
Discontinued investing activities	-	-	(501,758)
Cash used for investing activities	-	-	(1,101,758)

Cash Flows from Financing Activities
Proceeds from convertible note		-	6,000
Repayment of note	-	-	(338,640)
Proceeds from sale of common stock and warrants	-	-	1,527,688
Advances from related party	32,811	2,429	1, 080,764
Principal payments in debt from related party	(8,077)		(8,077)
Stockholder contributions	-	-	37,199
Net cash used in continuing financing activities	24,734		2,429	2,304,934
Net cash provided by discontinued financing activities	-		-	(9,721)

Cash flows provided by financing activities	24,734		2,429	2,295,213

Net (Decrease) Increase in Cash	-		-	2,103

Cash and Cash Equivalents beginning of period	2,103		109	-

Cash and Cash Equivalents end of period	$2,103		$109	$2,103

NON-CASH ACTIVITIES
Forgiveness of related party debt	$-	$	- -	$146,275

Supplemental Cash Flow Information

Interest paid			-	-
Income taxes paid			-	-

The accompanying notes are integral part of these consolidated financial statements.

SAFEBRAIN SYSTEMS INC.
(formerly Alveron Energy Corp.)
(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements
January 31, 2013
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

On May 14, 2012, the Company acquired 100% of SafeBrain System (“SafeBrain”) from Rod Newlove for $900,000.  Safebrain is a corporation organized, under the laws of Saskatchewan, Canada. Following payment, Newlove transferred all rights to the SafeBrain System to the Company.

On July 11, 2012 the Company changed its name to Safebrain Systems, Inc.

2.   Going Concern Assumption

These accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $1,000,617 as of January 31, 2013 and has no current revenue stream. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company has consolidated the joint venture as discussed in note 9 below until October 31, 2011. The Company recorded net income attributable to non-controlling interest in the consolidated statements of operations for any non-owned portion of its consolidated subsidiary.  Non-controlling interest being accounted for in owners’ equity on the consolidate balance sheet.

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

b)   Income Taxes

The Company had adopted Accounting Standard Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns.  Under this method, deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period. As of October 31, 2012 and January 31, 2013, a deferred tax asset (which arises solely as a result of net operating losses), has been entirely offset by a valuation reserve due the uncertainty that this asset will be realized in the future.

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

6.             Common Stock

Total shares authorized as of January 31, 2013 are 250,000,000 common shares, par value $0.001 per share and 10,000,000 preferred shares, par value $0.001 per share. Total shares issued and outstanding as of January 31, 2013 are 62,583,258 common shares.  Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.

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

7.            Discontinued Operations

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

During the fiscal period ended October 2012, the Company exited the energy business. The exit from the energy industry was therefore classified as discontinued operations for all periods presented under the requirement of ASC 360.  The assets and liabilities of discontinued operations are presented separately under the captions “Assets to be discontinued,” “Liabilities to be discontinued” and “Long-term liabilities to be discontinued operations,” respectively, in the accompanying balance sheets at October 31, 2012 and 2011.  There were no assets to be discontinued and the liabilities to be discontinued as of October 31, 2012 and January 31, 2013 consist of a related party note in the amount of $459,170 and $454,699, respectively.

8.            Related Party Transactions

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these financial statements are as follows:

During the quarter, $32,811 was loaned by related parties for office and administration fees and professional fees. Since inception, the shareholder has advanced funds for professional fees and other office and general expenses in the amount of $1,072,687. The related party loans are considered as unsecured loan with no stated interest rate and due upon demand. The Company imputed interest at 8% per annum, which is comparable to historical borrowing rate that the company has obtained in the past. These notes are not convertible and no options were attached. Interest expense recorded as of January 31, 2013 is $11,434. As of October, 2012 and January 31, 2013, the accrued interest is $83,877 and $95,311 respectively.

9.            Joint Venture

On February 12, 2010, the Company formed a new Joint Venture Corporation, “Yantai Alveron Energy Development Company”, in Shandong, China as per the agreement sign on June 20, 2009. The Company ownership was organized per the agreement with the Company owning 77% and the joint partners owning the remaining 23% of the new entity. On the date of the Joint Venture, Yantai had no balance sheet or income statement activities. The Company transferred a total of $539,900 to this new entity during the quarter ending January 31, 2011 to be used on the feasibility report for a potential 48MW wind energy plant in Shandong, China. Out of the total $539,900, $239,900 was allocated to the Rushan Project and $258,230 to the Longquan Project.

As of October 31, 2011, and based on events that have deterred the likely success of the Rushan and Longquan Project, the Company discontinued operations in the Joint Venture.

10.          Contingencies

No legal proceedings are currently pending or, to our knowledge, threatened against us that, in the opinion our management, could reasonably be expected to have a material adverse effect on our business or financial condition or results of operations.

11.          Other Receivable:

The Other Receivable represents Harmonized Sales Tax Receivable for expenses incurred by the Company in Canada. Companies that generate revenue are subject to Harmonized Sales Tax, and are collected up front when purchases are made. Since the Company has no operations, the Tax collected is refundable as such the Company has recorded a receivable of $21,953 as of January 31, 2013.

12.          Subsequent Events

There were no material events that occurred subsequent to January 31, 2013 that would warrant further disclosures.

Item 2.   Management’s Discussion and Analysis and Plan of Operation.

We were incorporated in Delaware in November 2003. From November 2003 to February 2010 we were inactive.

In April 2010, we changed our name to Alveron Energy Corp.

Between February 2010 and July 2011, we were involved in a joint venture which was formed to determine the feasibility of building a 48MW wind energy plant in Shandong, China. In July 2011 we discontinued our involvement in the joint venture due to our inability to further fund the project. Total loss from discontinued operation from inception to OCTOBER 31, 2012 was $589,900.

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

In March 2012, Mr. Scott transferred 18,900,000 shares he purchased from Sang-Ho Kim to various shareholders in SafeBrain Systems, Inc. and to other third parties.

Mr. Kim and Mr. Shanmugan resigned as directors on April 15, 2012.

Acquisition of the SafeBrain Technology

On May 25, 2012, we acquired the SafeBrain System (“SafeBrain”) from Rod Newlove for $900,000, of which $602,041 has been paid and the remaining $297,959 remains to be paid.

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

● Teams are to educate their players and parents about the nature of concussions and brain injury;

● Coaches who suspect a player has sustained a concussion must remove the player from the game, competition and practice; and

● A player removed from play due to a concussion must be evaluated by a health care provider and receive written clearance before participating in sports again.

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

Plan of Operation

Between April 11, 2012 and July 31, 2012, we sold 8,443,253 Units at a price of $0.15 per Unit to a group of private investors. We sold 2,000,000 units, at a price of $0.10 per unit, to two private investors before the year ending October 31, 2012. Each Unit consisted of one share of common stock and one warrant. Every two warrants entitle the holder to purchase one share of our common stock at a price of $0.35 per share at any time on or before April 30, 2014.

As of January 31, 2013 we had no revenue from sales of SafeBrain systems.

As of January 31, 2013 we had cash on hand of approximately $2,103. We have never earned a profit and we expect to incur losses during the foreseeable future and may never be profitable. We will need to earn a profit or obtain additional financing until we are able to earn a profit. We do not know what the terms of any future financing may be, but any future sale of equity securities would dilute the ownership of existing stockholders. The failure to obtain the capital we require will result in a slower implementation of our business plan. There can be no assurance that we will be able to obtain any capital which is needed. We do not have any commitments from any person to provide us with any additional capital.

Our plan of operation and capital requirements for the twelve months ending January 31, 2014 are shown below.

	Estimated Completion	Estimated
Activity	Date	Cost
Production	January 31, 2014	100,000
Research and Development	January 31, 2014	50,000
Marketing	January 31, 2014	150,000
Working Capital	January 31, 2014	390,000
Total		690,000

General

Our principal offices are located at 100, 224-11th Avenue S.W., Calgary, AB T2R 0C3. Our offices are provided to us free of charge.

Our website is www.safebrain.ca and our telephone number is (403) 801-1506.

As of March 18, 2013 we did not employ any persons on a full time basis.

Results of Operation

The Company did not have any operating income from inception (November 18, 2003) through January 31, 2013. During the three months ended January 31, 2013, the Company had $8,780 of professional fees and office and administrative expenses of $1,766 as compared to the three months ended January 31, 2012, where the Company had $9,679 of professional and office and administrative expenses of $1,427.

The Company had interest expense $11,513 during the three months ended January 31, 2013 compared to nil for the three months ended January 31, 2012.

The Company had $20,092 in consulting expenses during the three months ended January 31, 2013 compared to nil for the three months ended January 31, 2012.

The Company had $1,772 in travel and vehicle expenses during the three months ended January 31, 2013 compared to nil for the three months ended January 31, 2012.

The Company had nil in foreign exchange loss/gain during the three months ended January 31, 2013 compared to a loss of $1,569 in foreign exchange for the three months ended January 31, 2012.

The increase in operating expenses for the three months ended January 31, 2013 was the result of the acquisition of the Safebrain System in May 2012. The Company was relatively inactive during the three months ended January 31, 2012.

Critical Accounting Policies

Our most critical accounting policies, can be found in our Annual Report on Form 10-K for the fiscal year ended October 31, 2012. There have been no material changes in our existing accounting policies from the disclosures included in our 2012 Form 10-K.

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

PART II
OTHER INFORMATION

Item 5. Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

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

SAFEBRAIN SYSTEMS, INC.

Date: March 21, 2013	By:	/s/ Michael Scott
Name: Michael Scott
Title: Chief Executive and Financial Officer