Form 10-Q
period 2013-04-30
SafeBrain Systems, Inc.
filed 2013-06-13
CIK 1271073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 63,583,258 shares outstanding as of June 13, 2013.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

SAFEBRAIN SYSTEMS, INC. (formerly Alveron Energy Corp.)
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
As of APRIL 30, 2013 and OCTOBER 31, 2012

	April 30, 2013	October 31, 2012
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$7,954	$2,103
Total Current Assets	7,954	2,103

Other Long Term Assets
Taxes Receivable	22,620	21,480
Total Long Term Assets	22,620	21,480

Total Assets	$30,574	$23,583

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Payable to vendor on asset acquisition	$290,039	$300,000
Accounts payable and accrued liabilities	136,059	94,537
Related party note	236,164	104,617
Liabilities from Discontinued Operations	414,699	459,170
Total Current Liabilities	1,076,961	958,324

Total Liabilities	1,076,961	958,324

STOCKHOLDERS' DEFICIT

Capital stock - $.001 par value, 250,000,000 common shares authorized, 63,583,258 and 52,140,000 common shares outstanding as of April 30, 2013 and October 31, 2012, respectively	63,583	62,583
Additional paid in capital	1,788,661	1,686,662
Deficit accumulated during the development stage	(2,898,631)	(2,683,986)
Total Stockholders' Deficit	(1,046,387)	(934,741)

Total Liabilities and Total Stockholders' Deficit	$30,574	$23,583

The accompanying notes are integral part of these consolidated financial statements.

Unaudited
STATEMENTS OF OPERATIONS
For the Three and Six Months Ended April 30, 2013 and 2012, and Cumulative from November 18, 2003
(Date of Inception) Through April 30, 2013

					November 18, 2003
	Three Months	Three Months	Six Months	Six Months	(Date of Inception)
	Ended	Ended	Ended	Ended	Through
	April 30,	April 30,	April 30,	April 30,	April 30,
	2013	2012	2013	2012	2013

Revenues	$-	-	-	-	-

Expenses
Consulting Expense	20,439	-	40,531	-	729,630
Professional fees	49,489	18,145	58,269	20,145	251,986
Office and Administrative	7,329	6,180	9,095	7,606	142,812
Travel and vehicle	18,233	-	20,005	-	105,593
Foreign currency translation	-	-	-	-	2,766
Total Operating Expenses	95,490	24,325	127,900	27,751	1,232,787

Other income (expense)
Loss on debt conversion	63,000	-	63,000	-	63,000
Impairment	-	-	-	-	900,000
Interest	$12,232	3,437	23,745	13,116	112,944
Loss from Continued Operations	75,232	3,437	86,745	13,116	1,075,944

Net Loss	170,722	27,762	214,645	40,867	2,308,731

Loss from Discontinued Operations	-	-	-	-	589,900
Adjusted Net Loss	170,722	27,762	214,645	40,867	2,898,631

Loss per Common Share - Basic and Diluted - Continuing Operations	(0.00)	(0.00)	(0.00)	(0.00)
Loss per Common Share - Basic and Diluted - Discontinued Operations	(0.00)	(0.00)	(0.00)	(0.00)
Loss per Common Share - Basic and Diluted - Total	$(0.00)	(0.00)	(0.00)	(0.00)

Weighted average number of shares outstanding during the periods basic and diluted	62,666,404	52,825,185	62,992,098	55,473,333

The accompanying notes are integral part of these consolidated financial statements.

SAFEBRAIN SYSTEMS INC. (formerly Alveron Energy Corp.)
(A Development Stage Company)
Unaudited

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended April 30, 2013 and 2012, and Cumulative from November 18, 2003 (Date of Inception) Through April 30, 2013

			November 18, 2003
	Six Months	Six Months	(Date of Inception)
	Ended	Ended	Through
	April 30,	April 30,	April 30,
	2013	2012	2013

Cash Flows from Operating Activities
Net (loss) earnings	$(214,645)	$(40,868)	$(2,898,631)
Adjustments to reconcile net loss to net cash used by
Operating activities:
Common stock issued for services	-	-	30,000
Loss on conversion of debt	63,000		63,000
Impairment expense			900,000
Imputed interest			369
Interest accrued on convertible note	-	-	5,851
Loss on discontinued operations	-	-	545,964
Repayment in excess of lending	-	-	5,000
Changes in operating assets and liabilities:
Other receivable	(1,140)	-	(22,620)
Accounts payable and accrued liabilities	27,088	15,172	422,958
Payable to vendor on assets acquisition		(200,000)	(300,000)
Net cash used in continuing operating activities	(125,697)	(225,696)	(1,248,109)
Net cash used in discontinued operating activities	-	-	(44,206)
Cash flows used in operating activities	(125,697)	(225,696)	(1,292,315)

Cash Flows from Investing Activities
Acquisition of assets	-	-	(600,000)
Discontinued investing activities	-	-	(501,758)
Cash used for investing activities	-	-	(1,101,758)

Cash Flows from Financing Activities
Proceeds from convertible note		-	6,000
Repayment of note	-	-	(338,640)
Proceeds from sale of common stock and warrants	-	500,000	1,527,688
Advances from related party	176,383	18,243	1,224,336
Principal payments in debt from related party	(44,835)	-	(44,835)
Stockholder contributions	-	-	37,199
Net cash used in continuing financing activities	131,548	518,243	2,411,748
Net cash provided by discontinued financing activities	-	-	(9,721)
Cash flows provided by financing activities	131,548	518,243	2,402,027

Net (Decrease) Increase in Cash	5,851	292,547	7,954

Cash and Cash Equivalents beginning of period	2,103	109	-

Cash and Cash Equivalents end of period	$7,954	$292,656	$7,954

NON-CASH ACTIVITIES
Payable for Safebrain Technology	$297,959	$-	$297,959

Supplemental Cash Flow Information

Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are integral part of these consolidated financial statements.

SAFEBRAIN SYSTEMS INC.
(formerly Alveron Energy Corp.)
(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements
April 30, 2013
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

These accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $1,046,387 as of April 30, 2013 and has no current revenue stream. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income” in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

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

Total shares authorized as of April 30, 2013 are 250,000,000 common shares, par value $0.001 per share and 10,000,000 preferred shares, par value $0.001 per share. Total shares issued and outstanding as of April 30, 2013 are 63,583,258 common shares. Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. The Company has not declared any dividends since its incorporation.

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

During period ended April 30, 2013 we converted $40,000 of debt into 1,000,000 common shares. The shares were valued at $103,000, which is the fair market value on date of grant. As a result of the debt conversion, the Company recognized a loss on debt conversion of $63,000 which is recorded as other expenses in the statements of operations.

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

During the fiscal period ended October 2012, the Company exited the energy business. The exit from the energy industry was therefore classified as discontinued operations for all periods presented under the requirement of ASC 360. The assets and liabilities of discontinued operations are presented separately under the captions “Assets to be discontinued,” “Liabilities to be discontinued” and “Long-term liabilities to be discontinued operations,” respectively, in the accompanying balance sheets at October 31, 2012 and 2011. There were no assets to be discontinued and the liabilities to be discontinued as of October 31, 2012 and April 30, 2013 consist of a related party note in the amount of $459,170 and $454,699, respectively.

8.	Related Party Transactions

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these financial statements are as follows:

During the quarter ended April 30, 2013, $176,383 was loaned by related parties for office and administration fees and professional fees. Since inception, the shareholders has advanced funds for professional fees and other office and general expenses in the amount of $1,179,501. The related party loans are considered as unsecured loan with no stated interest rate and due upon demand. The company imputed interest at 8% per annum, which is comparable to historical borrowing rate that the company has obtained in the past. These notes are not convertible and no options were attached. Interest expense for the three months ended April 30, 2013 was $23,745. As of October, 2012 and April 30, 2013, the accrued interest is $83,877 and $107,660 respectively.

During the quarter, the former president of the Company converted $40,000 of debt owed to him into 1,000,000 shares of the Company’s common stock. The shares were value based on fair market value on the date of grant and as a result, the Company recognized a loss on debt conversion of $63,000. As of April 30, 2013, the amount owed to former president is, $414,699 compared to $454,699 as of October 31, 2012.

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

The Other Receivable represents Harmonized Sales Tax Receivable for expenses incurred by the Company in Canada. Companies that generate revenue are subject to Harmonized Sales Tax, and are collected up front when purchases are made. Since the Company has no operations, the Tax collected is refundable as such the Company has recorded a receivable of $22,620 as of April 30, 2013.

12.	Subsequent Events

Subsequent to April 30, 2013 we elected Todd Ziniuk to our board of directors on May 17, 2013.

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

Mr. Kim and Mr. Shanmugan resigned as directors on April 15, 2012.

Acquisition of the SafeBrain Technology

On May 25, 2012, we acquired the SafeBrain System (“SafeBrain”) from Rod Newlove for $900,000, of which $602,041 has been paid and the remaining $297,959 was to be paid no later than June 13, 2012.

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

Placed on the helmet, the small CIA sensor accurately measures G-force on all 3–axis. An LED indicator light flashes to alert the monitor, coaching staff or an individual when an impact has occurred that has the potential to cause a concussion which requires proper assessment and perhaps medical attention.

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

As of April 30, 2013 we had generated less than $30,000 in revenue from sales of SafeBrain systems.

As of April 30, 2013 we had cash on hand of approximately $7,954. We have never earned a profit and we expect to incur losses during the foreseeable future and may never be profitable. We will need to earn a profit or obtain additional financing until we are able to earn a profit. We do not know what the terms of any future financing may be, but any future sale of equity securities would dilute the ownership of existing stockholders. The failure to obtain the capital we require will result in a slower implementation of our business plan. There can be no assurance that we will be able to obtain any capital which is needed. We do not have any commitments from any person to provide us with any additional capital.

Our plan of operation and capital requirements for the twelve months ending January 31, 2014 are shown below.

Activity	Estimated Completion Date	Estimated Cost

Production	January 31, 2014	100,000
Research and Development	January 31, 2014	50,000
Marketing	January 31, 2014	150,000
Working Capital	January 31, 2014	390,000
Total	January 31, 2014	690,000

General

Our principal offices are located at 100, 224-11th Avenue S.W., Calgary, AB T2R 0C3. Our offices are provided to us free of charge.

Our website is www.safebrain.ca and our telephone number is (403) 801-1506.

As of June 13, 2013 we did not employ any persons on a full time basis.

Results of Operation

The Company did not have any operating income from inception (November 18, 2003) through April 30, 2013.

During the three months ended April 30, 2013, the company had $49,489 of professional fees and office and administrative expenses of $7,329 as compared to the three months ended April 30, 2012, where the company had $18,145 of professional and office and administrative expenses of $6,180.

The company had interest expense $12,232 during the three months ended April 30, 2013 compared to 3,437 for the three months ended April 30, 2012.

The company had $20,439 in consulting expenses during the three months ended April 30, 2013 compared to nil for the three months ended April 30, 2012.

The company had $18,233 in travel and vehicle expenses during the three months ended April 30, 2013 compared to nil for the three months ended April 30, 2012.

The company had nil in foreign exchange loss/gain during the three months ended April 30, 2013 and April 30, 2013.

The company had $63,000 in loss on debt conversion during the three months ended April 30, 2013 compared to nil for the three months ended April 30, 2012.

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

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended April 30, 2013, we did not sell any shares of common stock or other securities.

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

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

Exhibit Number	Description

31.1	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this quarterly report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized.

SAFEBRAIN SYSTEMS, INC.

Date: June 13, 2013	By:	/s/ Michael Scott
Name: Michael Scott
Title: Chief Executive and Financial Officer