Form 10-Q
period 2013-07-31
SafeBrain Systems, Inc.
filed 2013-09-23
CIK 1271073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 63,583,258 shares outstanding as of September 23, 2013.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

SAFEBRAIN SYSTEMS, INC. (formerly Alveron Energy Corp.)
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
As of JULY 31, 2013 and OCTOBER 31, 2012

	July 31, 2013	October 31, 2012
	(unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$960	$2,103
Total Current Assets	960	2,103

Other Long Term Assets
Taxes Receivable	23,993	21,480
Total Long Term Assets	23,993	21,480

Total Assets	$24,953	$23,583

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Payable to vendor on asset acquisition	$290,041	$300,000
Accounts payable and accrued liabilities	375,699	94,537
Related party note	129,218	104,617
Liabilities from Discontinued Operations	414,699	459,170
Total Current Liabilities	1,209,657	958,324

Total Liabilities	1,209,657	958,324

STOCKHOLDERS' DEFICIT
Capital stock - $.001 par value, 250,000,000 common shares authorized, 63,583,258 and 62,583,258 common shares outstanding as of October 31, 2012 and 2011, respectively	63,583	62,583
Stock payable	274,463	-
Additional paid in capital	1,788,661	1,686,662
Deficit accumulated during the development stage	(3,311,411)	(2,683,986)
Total Stockholders' Deficit	(1,184,704)	(934,741)

Total Liabilities and Total Stockholders' Deficit	$24,953	$23,583

The accompany notes are integral part of these consolidated financial statements.

SAFEBRAIN SYSTEMS INC. (formerly Alveron Energy Corp.)
(A Development Stage Company)
Unaudited

STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended July 31, 2013 and 2012, and Cumulative from November 18, 2003 (Date of Inception) Through July 31, 2013

					November 18, 2003
	Three Months	Three Months	Nine Months	Nine Months	(Date of Inception)
	Ended	Ended	Ended	Ended	Through
	July 31,	July 31,	July 31,	July 31,	July 31,
	2013	2012	2013	2012	2013

Revenues	$-	-	-	-	-

Expenses
Consulting Expense	269,712	522,240	310,243	522,240	999,342
Professional fees	56,994	55,190	115,263	75,335	308,980
Office and Administrative	55,664	226,418	64,759	234,025	198,476
Travel and vehicle	18,424	-	38,429	-	124,017
Foreign currency translation	-	111	-	111	2,766
Total Operating Expenses	400,794	803,737	528,694	831,489	1,633,581

Other income (expense)
Loss on debt conversion	-	-	63,000	-	63,000
Impairment	-	-	-	-	900,000
Interest	$11,986	19,111	35,731	32,227	124,930
Loss from Continued Operations	11,986	19,111	98,731	32,227	1,087,930

Net Loss	412,780	822,848	627,425	863,716	2,721,511

Loss from Discontinued Operations	-	-	-	-	589,900
Adjusted Net Loss	412,780	822,848	627,425	863,716	3,311,411

Loss per Common Share - Basic and Diluted - Continuing Operations	0.01	0.02	0.01	0.01
Loss per Common Share - Basic and Diluted - Discontinued Operations	0.00	0.00	0.00	0.00
Loss per Common Share - Basic and Diluted - Total	$0.01	0.02	0.01	0.02

Weighted average number of shares outstanding during the periods basic and diluted	63,583,258	52,825,185	63,583,258	55,473,333

The accompany notes are integral part of these consolidated financial statements.

SAFEBRAIN SYSTEMS INC. (formerly Alveron Energy Corp.)
(A Development Stage Company)
Unaudited

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended July 31, 2013 and 2012, and Cumulative from November 18, 2003 (Date of Inception) Through July 31, 2013

			November 18, 2003
	Nine Months	Nine Months	(Date of Inception)
	Ended	Ended	Through
	July 31,	July 31,	July 31,
	2013	2012	2013

Cash Flows from Operating Activities
Net (loss) earnings	$(627,425)	$(863,716)	$(3,311,411)
Adjustments to reconcile net loss to net cash used by Operating activities:
Common stock issued for services	-	-	30,000
Loss on conversion of debt	63,000	-	63,000
Impairment expense	-	-	900,000
Imputed interest	-	-	369
Interest accrued on convertible note	-	-	5,851
Loss on discontinued operations	-	-	545,964
Repayment in excess of lending	-	-	5,000
Changes in operating assets and liabilities:
Other receivable	(2,513)	(16,256)	(23,993)
Accounts payable and accrued liabilities	266,730	82,485	662,598
Payable to vendor on assets acquisition	-	-	(300,000)
Net cash used in continuing operating activities	(300,208)	(797,487)	(1,422,620)
Net cash used in discontinued operating activities	-	-	(44,206)
Cash flows used in operating activities	(300,208)	(797,487)	(1,466,826)

Cash Flows from Investing Activities
Acquisition of assets	-	(602,041)	(600,000)
Discontinued investing activities	-	-	(501,758)
Cash used for investing activities	-	(602,041)	(1,101,758)

Cash Flows from Financing Activities
Proceeds from convertible note	-	-	6,000
Repayment of note	-	(217,712)	(338,640)
Proceeds from sale of common stock and warrants	274,463	1,266,488	1,802,151
Advances from related party	202,669	354,294	1, 250,622
Principal payments in debt from related party	(178,067)	-	(178,067)
Stockholder contributions	-	-	37,199
Net cash used in continuing financing activities	299,065	1,403,070	2,579,265
Net cash provided by discontinued financing activities	-	-	(9,721)
Cash flows provided by financing activities	299,065	1,403,070	2,569,544

Net (Decrease) Increase in Cash	(1,143)	3,542	960

Cash and Cash Equivalents beginning of period	2,103	109	-

Cash and Cash Equivalents end of period	$960	$3,651	$960

NON-CASH ACTIVITIES
Payable for Safebrain Technology	$-	$297,959	$297,959

Supplemental Cash Flow Information

Interest paid	-	-	-
Income taxes paid	-	-	-

The accompany notes are integral part of these consolidated financial statements.

SAFEBRAIN SYSTEMS INC. (formerly Alveron Energy Corp.)
(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements
July 31, 2013
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

On May 14, 2012, the Company acquired 100% of SafeBrain System (“SafeBrain”) from Rod Newlove for $900,000. Safebrain is a corporation duly organized, validly existing, and in good standing under the laws of Saskatchewan, Canada. Following payment, Newlove transferred all rights to SafeBrain System to the Company.

On July 11, 2012 the Company changed its name to Safebrain Systems, Inc.

2.	Going Concern Assumption

These accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $1,208,697 as of July 31, 2013 and has no current revenue stream. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In October 2012, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2012-04, ÒTechnical Corrections and ImprovementsÓ in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

In August 2012, the FASB issued ASU 2012-03, ÒTechnical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)Ó in Accounting standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, ÒIntangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for ImpairmentÓ in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, ÒDeferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive IncomeÓ in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 ÒBalance Sheet: Disclosures about Offsetting Assets and LiabilitiesÓ (ÒASU 2011-11Ó). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

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

Total shares authorized as of July 31, 2013 are 250,000,000 common shares, par value $0.001 per share and 10,000,000 preferred shares, par value $0.001 per share.  Total shares issued and outstanding as of July 31, 2013 are 63,583,258 common shares.  Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. During fiscal year 2012 the Company has not declared any dividends since incorporation.

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

During period ended July 31, 2013 we raised $274,463 through the sale of 1,848,063 common shares to a group of private investors. As of July 31, 2013 the shares has not been issued and recorded as a stock payable.

7.	Discontinued Operations

Discontinued operations are presented for in accordance with Accounting Standard Codification (ASC) 360, “Impairment or Disposal of Long Lived Assets,” (ASC 360). When a qualifying component of the Company is disposed or classified as held for sale, the operating results of that component are removed from continuing operations for all periods presented and displayed as discontinued operations if: (a) elimination the component’s operations and cashflow from the Company’s ongoing operations has occurred (or will occur) and (b) significant continuing involvement by the Company in the component’s operations does not exist after the disposal transaction.

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

During the fiscal period ended October 2012, the Company exited the energy business. The exit from the energy industry was therefore classified as discontinued operations for all periods presented under the requirement of ASC 360. The assets and liabilities of discontinued operations are presented separately under the captions “Assets to be discontinued,” “Liabilities to be discontinued” and “Long-term liabilities to be discontinued operations,” respectively, in the accompanying balance sheets at October 31, 2012 and 2011. There were no assets to be discontinued and the liabilities to be discontinued as of October 31, 2012 and July 31, 2013 consist of a related party note in the amount of $414,699 and $454,699, respectively.

8.	Related Party Transactions

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these financial statements are as follows:

As of October 31, 2012 and July 31, 2013, the Company has a balance of $104,617 and $129,218, respectively, due to related party for expenses paid on behalf of the Company.  During the period, the Company borrowed $202,669 and made a repayment of $178,067.  The related party loans are considered as unsecured loan with no stated interest rate and due upon demand.  The company imputed interest at 8% per annum, which is comparable to historical borrowing rate that the company has obtained in the past.  These notes are not convertible and no options were attached.  Interest expense recorded for the period ended July 31, 2013 is $35,731. As of October 31, 2012 and July 31, 2013, the accrued interest is $83,877 and $119,608 respectively.

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

The Other Receivable represents Harmonized Sales Tax Receivable for expenses incurred by the Company in Canada.  Companies that generate revenue are subject to Harmonized Sales Tax, and are collected up front when purchases are made.  Since the Company has no operations, the Tax collected is refundable as such the Company has recorded a receivable of $23,993 as of July 31, 2013.

12.	Subsequent Events

There were no material events that occurred subsequent to July 31, 2013 that would warrant further disclosures.

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

As of July 31, 2013 we had generated no revenue from sales of SafeBrain systems.

As of July 31, 2013 we had cash on hand of approximately $960. We have never earned a profit and we expect to incur losses during the foreseeable future and may never be profitable. We will need to earn a profit or obtain additional financing until we are able to earn a profit. We do not know what the terms of any future financing may be, but any future sale of equity securities would dilute the ownership of existing stockholders. The failure to obtain the capital we require will result in a slower implementation of our business plan. There can be no assurance that we will be able to obtain any capital which is needed. We do not have any commitments from any person to provide us with any additional capital.

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

As of September 18, 2013 we did not employ any persons on a full time basis.

Results of Operation

The Company did not have any operating income from inception (November 18, 2003) through July 31, 2013.

During the three months ended July 31, 2013, the company had $56,994 of professional fees and office and administrative expenses of $55,664 as compared to the three months ended July 31, 2012, where the company had $55,190 of professional and office and administrative expenses of $226,418. During the nine months ended July 31, 2013, the company had $115,263 of professional fees and office and administrative expenses of $64,759 as compared to the three months ended July 31, 2012, where the company had $75,335 of professional and office and administrative expenses of $234,025. The office and administrative fees was much greater in 2012 due to costs of starting a new office.

The company had interest expense $11,986 during the three months ended July 31, 2013 compared to $19,111 for the three months ended July 31, 2012. The company had interest expense $35,731 during the nine months ended July 31, 2013 compared to $32,227 for the nine months ended July 31, 2012.

The company had $269,712 in consulting expenses during the three months ended July 31, 2013 compared to $522,240 for the three months ended July 31, 2012. The company had $310,243 in consulting expenses during the nine months ended July 31, 2013 compared to $522,240 for the nine months ended July 31, 2012. The consulting expense was greater in 2012 due to the development of the product.

The company had $18,424 in travel and vehicle expenses during the three months ended July 31, 2013 compared to nil for the three months ended July 31, 2012. The company had $35,731 in travel and vehicle expenses during the nine months ended July 31, 2013 compared to nil for the nine months ended July 31, 2012. The increase in travel and vehicle expense is due to the increase in sales and marketing activity.

The company had nil in foreign exchange loss/gain during the three months ended July 31, 2013 compared to $111 for the three months ended July 31, 2012. The company had nil in foreign exchange loss/gain during the nine months ended July 31, 2013 compared to $111 for the nine months ended July 31, 2012.

The company had nil in loss on debt conversion during the three months ended July 31, 2013 compared to nil for the three months ended July 31, 2012. The company had 63,000 in loss on debt conversion during the nine months ended July 31, 2013 compared to nil for the nine months ended July 31, 2012.

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

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During period ended July 31, 2013 we raised $274,463 through the sale of 1,848,063 common shares to a group of private investors.

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

SAFEBRAIN SYSTEMS, INC.

Date: September 23, 2013	By:	/s/ Michael Scott
Michael Scott
Chief Executive and Financial Officer