Form 10-K
period 2013-10-31
SafeBrain Systems, Inc.
filed 2014-02-13
CIK 1271073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 2013

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

(403) 801-1506
(Issuer’s telephone number)

___________________________________________________
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of the last business day of the registrant’s most recently completed second fiscal quarter. $0.00

As of February 13, 2014, there were 65,597,988 shares of the registrant’s $.001 par value common stock issued and outstanding.

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

ITEM 1. Description of Business.

General
Safebrain Systems, Inc. (formerly Alveron Energy Corp. and Modena I, Inc.) is a development stage company which was incorporated under the laws of the State of Delaware on November 18, 2003. From inception to February 2010, the Company was relatively inactive.

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

In March 2012, Mr. Scott transferred 18,900,000 shares he purchased from Mr. Kim to various shareholders in SafeBrain Systems, Inc. and to other third parties.

Mr. Kim and Mr. Shanmugan resigned as directors on April 15, 2012.

On July 11, 2012 we changed our name to Safebrain Systems, Inc.

On May 14, 2012, we acquired 100% of the SafeBrain System (“SafeBrain”) from Rod Newlove for $900,000. As of February 13, 2014 the Company had paid $600,000 toward the purchase price,, with the remaining $300,000 recorded as technology acquisition a payable. The assets acquired composed of $125,000 of equipment, and $775,000 of intangible assets.

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

On May 15, 2012, we entered into a consulting agreement with a company controlled by Mr. Newlove. The agreement provides that we will pay Mr. Newlove $10,000 per month for supervising the manufacturing of, and developing improvements for, the SafeBrain System. In addition, during each twelve-month period during the term of this agreement, we will provide supplies and materials to Mr. Newlove, at a cost not to exceed $5,000 during the twelve-month period, to be used by the Consultant in performing the consulting services. Based on a mutual agreement the compensation on the consulting agreement has been suspended until further notice.

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

Employees, Officers and Directors

Employees

We had no employees other than our sole executive officer and directors who devote only part of his time to our business. We rely on consultants at the current time.

Item 1A. Risk Factors.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 1B. Unresolved Staff Comments.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Trading in our common stock market began in June 2012 under the symbol:

Our common stock is not quoted on any exchange but trades in the over-the-counter market. As of December 31, 2013 there was only a limited public trading market for our common stock. Shown below are the high and low prices of our common stock for the quarters indicated.

Three Months Ended	High	Low
July 31, 2012	$0.34	$0.11
October 31, 2012	$0.21	$0.10
January 31, 2013	$0.14	$0.04
April 30, 2013	$0.19	$0.06
July 31, 2013	$0.21	$0.10
October 31, 2013

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

Holders

As of February 13, 2014 we had 65,597,988 outstanding shares of common stock.

As of February 13, 2014 there were 115 holders of record of our common stock. Holders of common stock do not have cumulative voting rights.

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

Income Taxes

Deferred tax assets and liabilities are recorded for differences between the financial statements and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period. As of October 31, 2013, a deferred tax asset (which arises solely as a result of net operating losses), has been entirely offset by a valuation reserve due to the uncertainty that this asset will be realized in the future.

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

There were no dilutive financial instruments for the years ended October 31, 2013 or 2012 as the company incurred operating losses.

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

Mr. Kim and Mr. Shanmugan resigned as directors on April 15, 2012.

On July 11, 2012 we changed our name to Safebrain Systems, Inc.

Acquisition of the SafeBrain Technology

On May 25, 2012, the Company acquired the SafeBrain System (“SafeBrain”) from Rod Newlove for $900,000, of which $600,000 has been paid as of February 13, 2014.

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

On May 15, 2012, we entered into a consulting agreement with a company controlled by Mr. Newlove. The agreement provides that we will pay the consultant $10,000 per month for supervising the manufacturing of, and developing improvements for, the SafeBrain System. In addition, during each twelve-month period during the term of this agreement, we will provide supplies and materials to the Consultant, at a cost not to exceed $5,000 during the twelve-month period, to be used by the Consultant in performing the consulting services. Based on a mutual agreement the compensation on the consulting agreement has been suspended until further notice.

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

Maintenance Agreement and Team Maintenance/Cost $499.00.

The annual maintenance agreements for teams or individuals will include complete battery replacement on all Units as needed, testing, verification and calibration certification on all C.I.A. devices. Data storage is also included to record and store downloaded user data safely and effectively for the entire time any one specific user or team is using the device. A satisfaction guaranteed lifetime warranty also enables easy repair or replacement on any Units sold.

We will also sell individual Units at a cost of $199.00 and annual maintenance costs $49.99 per year.

Manufacturing

We do not own any manufacturing facilities. Accordingly, we will use unrelated third parties to manufacture our SafeBrain System. We do not have any written agreements with any person regarding the manufacture of the SafeBrain system or its components.

Results of Operation

We have earned no revenues from operations from the time of our incorporation on November 18, 2003 to October 31, 2013.

We incurred operating expenses in the amount of $709,399 as of October 31, 2013 compared to $933,316 as of October 31, 2012. The reduction is primarily due to reduction in consulting expenses. Since inception on November 18, 20103 through October 31, 2013 the Company has incurred an accumulated loss of $3,510,166. These operating expenses were comprised of professional fees, including legal and accounting fees, and administrative expenses.

Liquidity and Capital Resources

As shown in the accompanying financial statements, the Company generated a loss of $3,510,166 from November 18, 2003 (inception) to October 31, 2013, and has an accumulated deficit of $3,510,166. As of October 31, 2013 and 2012 the Company has a negative working capital of $1,380,605 and $934,741, the increase was due to borrowings and expenses paid off on behalf of the Company.

As our operations become more complex, it is anticipated that these costs will increase. We do not have sufficient funds on hand to cover these expenses. Our cash on hand, $29,755 as of October 31, 2013, will not be sufficient to implement operational activities during the next 12 months and we will require at least $690,000 additional funding to implement our business plan.

The table below sets forth the anticipated expenses for the next 12 months:

Activity	Estimated Cost

Production	100,000
Research and Development	50,000
Marketing	150,000
Working Capital	390,000
Total	690,000

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that are material to investors

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements.

SAFEBRAIN SYSTEMS, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS
YEARS ENDED OCTOBER 31, 2013 and 2012
AND THE PERIOD FROM INCEPTION THROUGH OCTOBER 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Safebrain Systems, Inc.
(formerly Alveron Energy Corp.)
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Safebrain Systems, Inc. (A Development Stage Company) as of October 31, 2013 and 2012 and the related statements of operations, shareholders' deficit and cash flows for the twelve months periods then ended and for the period from November 1, 2008 to October 31, 2013. The financial statements from November 18, 2003(inception), through October 31, 2008 were audited by other auditors whose report expressed an unqualified opinion on those statements. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Safebrain Systems, Inc. as of October 31, 2013 and 2012, and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

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
February 13, 2014

SAFEBRAIN SYSTEMS, INC. (formerly Alveron Energy Corp.)
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
As of OCTOBER 31, 2013 and 2012

	October 31, 2013	October 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$29,755	2,103
GST/HST refund receivable	4,510	21,480
Total Current Assets	34,265	23,583

Total Assets	$34,265	23,583

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Payable to vendor on asset acquisition	$300,000	300,000
Accounts payable and accrued liabilities	200,469	94,537
Related party notes	499,702	104,617
Liabilities from Discontinued Operations	414,699	459,170
Total Current Liabilities	1,414,870	958,324

Total Liabilities	$1,414,870	958,324

STOCKHOLDERS' DEFICIT
Capital stock - $.001 par value, 100,000,000 common shares authorized, 65,431,321 and 62,583,258 common shares outstanding as of October 31, 2013 and 2012, respectively	$65,431	62,583
Additional paid in capital	2,061,277	1,686,662
Other comprehensive income	2,853	-
Deficit accumulated during the development stage	(3,510,166)	(2,683,986)

Total Stockholders' Deficit	$(1,380,605)	(934,741)

Total Liabilities and Total Stockholders' Deficit	$34,265	23,583

The accompanying notes are integral part of these consolidated financial statements.

SAFEBRAIN SYSTEMS, INC. (formerly Alveron Energy Corp.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended October 31, 2013 and 2012, and Cumulative from November 18, 2003 (Date of Inception) Through October 31, 2013

	October 31, 2013	October 31, 2012	November 18, 2003 (Date of Inception) Through October 31, 2013

Revenues	$-	$-	$-

Expenses

Consulting Expense	396,864	659,099	1,085,963
Professional fees	138,157	127,484	331,874
Office and Administrative	134,754	61,145	271,237
Travel and vehicle	39,624	85,588	125,212

Total Operating Expenses	709,399	933,316	1,814,286

Other income (expense):
Loss on debt conversion	63,000	-	63,000
Impairment Expense	-	900,000	900,000
Interest Expense	53,781	44,875	142,980
Net Loss from continuing operations	(826,180)	(1,878,191)	(2,920,266)
Loss from Discontinued Operations	-	(40,868)	(589,900)
Adjusted Net Loss	(826,180)	(1,918,877)	(3,510,166)

Loss Per Common Share - Basic and Diluted – Continuing Operations	$(0.01)	$(0.03)
Loss Per Common Share - Basic and Diluted – Discontinued Operations	$(0.00)	$(0.00)
Loss Per Common Share - Basic and Diluted – Total	$(0.01)	$(0.03)

Weighted Average Number of Common Shares Outstanding, Basic and Diluted	64,172,918	56,814,353

The accompanying notes are integral part of these consolidated financial statements.

SAFEBRAIN SYSTEMS, INC. (formerly Alveron Energy Corp.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended October 31, 2013 and 2012, and Cumulative from
November 18, 2003 (Date of Inception) Through October 31, 2013

			November 18, 2003
			(Date of Inception)
			Through
	October 31,	October 31,	October 31,
	2013	2012	2013

Cash Flows from Operating Activities
Net loss including non-controlling interest	$(826,180)	(1,918,877)	$(3,510,166)
Adjustments to reconcile net loss to net cash used by Operating Activities:
Impairment expense	-	900,000	900,000
Loss on conversion of debt	63,000	-	63,000
Discontinued operations	-	-	545,964
Common stock issued for services	-	-	30,000
Imputed Interest	-	-	369
Interest accrued on convertible note	-	-	5,851
Repayment in excess of lending	-	-	5,000
Changes in assets and liabilities
Taxes receivable	16,970	(21,480)	(4,510)
Payable to vendor on asset acquisition	-	(300,000)	(300,000)
Accounts payable and accrued liabilities	101,461	353,003	497,331
Net cash used in continuing operating activities	(644,749)	(987,354)	(1,767,161)
Net cash used in discontinued operating activities	-	-	(44,206)
Cash flows used in operating activities	(644,749)	(691,824)	(1,811,367)

Cash Flows from Investing Activities
Asset acquisition	-	(600,000)	(600,000)
Cash used for discontinued investing activities	-	-	(501,758)
Net Cash Used in Investing Activities	-	(600,000)	(1,101,758)

Cash Flows from Financing Activities
Proceeds from convertible note	-	-	6,000
Repayment of note	-	(327,640)	(338,640)
Proceeds from issuance of common stock	274,463	1,466,488	1,802,151
Advances from related party	612,570	(450,000)	1,660,523
Stockholder contributions	-	-	37,199
Principal payments on debt – Related Party	(217,485)	-	(217,485)
Net cash used in continuing financing activities	669,548	1,593,348	2,949,748
Net cash provided by discontinued financing activities	-	-	(9,721)
Cash flows provided by financing activities	669,548	1,593,348	2,940,027

FX Currency Translation	2,853	-	2,853

Net (Decrease) Increase in Cash	27,652	1,994	29,755

Cash and Cash Equivalents, beginning of year	2,103	109	-

Cash and Cash Equivalents, end of year	$29,755	2,103	$29,755

Supplemental Cash Flow Information

Interest paid	$-	-	$-
Income taxes paid	-	-	-
Non-cash transactions
Forgiveness of Related Party Debt	$-	46,275	$183,472

The accompanying notes are integral part of these consolidated financial statements.

SAFEBRAIN SYSTEMS, INC.
(formerly Alveron Energy Corp.)
(A Development Stage Company)

STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE PERIOD FROM INCEPTION THROUGH OCTOBER 31, 2013

	Number of Shares	Capital Stock	Additional Paid-In Capital	Other Comprehensive Income	Accumulated Deficit During the Development Stage	Non-Controlling Interest	Total Stockholders' Equity (Deficit)
Stock issued on acceptance of incorporation expenses on November 18, 2003	40,000,000	$40,000	$(39,900)	-	-	$-	$100
Net loss	-	-	-	-	$(3,350)	-	$(3,350)
Balance, 31 October 2004	40,000,000	$40,000	$(39,900)		$(3,350)	$-	$(3,250)
Net loss	-	-	-		$(8,754)		$(8,754)
Balance, 31 October 2005	40,000,000	$40,000	$(39,900)	$-	$(12,104)	$-	$(12,004)
Stockholder contributions	-	-	$13,636	-	-	-	$13,636
Net loss	-	-	-	-	$(7,496)	-	$(7,496)
Balance, 31 October 2006	40,000,000	$40,000	$(26,264)	$-	$(19,600)	$-	$(5,864)
Stock issued	200,000	$200	$300	-	-	-	$500
Stockholder contributions	-	-	$108	-	-	-	$108
Discount on Convertible Note	-	-	$2,715	-	-	-	$2,715
Net loss	-	-	-	-	$(4,299)	-	$(4,299)
Balance, 31 October 2007	40,200,000	$40,200	$(23,141)	$-	$(23,899)	$-	$(6,840)
Stock issued	2,240,000	$2,240	$3,360	-	-	-	$5,600
Stock issued for services	1,600,000	$1,600	$2,400	-	-	-	$4,000
Stockholder contributions	-	-	$4,450	-	-	-	$4,450
Net loss	-	-	-	-	$(14,505)	-	$(14,505)
Balance, 31 October 2008	44,040,000	$44,040	$(12,931)	$-	$(38,404)	$-	$(7,295)
Stockholder contributions	-	-	$19,003	-	-	-	$19,003
Net loss	-	-	-	-	$(33,924)	-	$(33,924)
Balance, 31 October 2009	44,040,000	$44,040	$6,073	$-	$(72,328)		$(22,216)
Stock issued for Cash	5,500,000	$5,500	$49,500	-	-	-	$55,000
Imputed Interest	-	-	$369	-	-	-	$369
Net loss	-	-	-	-	$(51,686)	$(15,439)	$(67,125)
Balance, 31 October 2010	49,540,000	$49,540	$55,942	$-	$(124,014)	$(15,439)	$(33,972)
Stock issued for Services	2,600,000	$2,600	$23,400	-	-	-	$26,000
Repayment in excess of Debt	-	-	$5,000	-	-	-	$5,000
Forgiveness of Related Party Debt	-	-	$100,000	-	-	-	$100,000
Net loss	-	-	-	-	$(641,095)	$15,439	$(625,656)
Balance, 31 October 2011	52,140,000	$52,140	$184,342	$-	$(765,109)	$-	$(528,628)
Stock issued for Cash	10,443,258	$10,443	$1,456,044	-	-	-	$1,466,487
Debt forgiveness	-	-	$46,276	-	-	-	$46,276
Net loss	-	-		-	$(1,918,877)	-	$(1,918,877)
Balance, 31 October 2012	62,583,258	$62,583	$1,686,662	$-	$(2,683,986)	$-	$(934,741)
Stock issued for Cash	1,848,063	$1,848	$272,615	-	-	-	$274,463
Stock Issued for Conversion of Debt	1,000,000	$1,000	$102,000	-	-	-	$103,000
Currency Translation				$2,853			$2,853
Net loss	-	-	-		$(826,180)	-	$(826,180)
Balance, 31 October 2013	65,431,321	$65,431	$2,061,277	$2,853	$(3,510,166)	$-	$(1,380,605)

The accompany notes are integral part of these consolidated financial statements.

SAFEBRAIN SYSTEMS, INC. (formerly Alveron Energy Corp.)
(A DEVELOPMENT STAGE COMPANY)
Notes to Financial Statements
October 31, 2013 and 2012

1.	History and Organization

Modena I, Inc. (the "Company") was a development stage company which was incorporated under the laws of the State of Delaware on November 18, 2003. From inception to September 2007, the Company was focused on providing a vehicle for a foreign or domestic non-public company to become an SEC reporting (publicly-traded) company. To this end, we intended to locate and negotiate with a business entity for the combination of that target company with the Company.

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

On May 14, 2012, the Company acquired 100% of SafeBrain System (“SafeBrain”) from Rod Newlove for $900,000. Safebrain is a corporation duly organized, validly existing, and in good standing under the laws of Saskatchewan, Canada. Following payment, Newlove transfered all rights to SafeBrain to the Company.

On July 11, 2012 the Company changed its name to Safebrain Systems, Inc.

2.	Going Concern Assumption

These accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $1,350,428 as of October 31, 2013 and has no current revenue stream. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The accounts of our wholly-owned subsidiaries are included in the consolidation of these financial statements from the date of acquisition. All significant intercompany accounts and transactions have been eliminated in consolidation.

The Company consolidated the joint venture as discussed in note 11 below. The Company recorded net income attributable to non-controlling interest in the consolidated statements of operations for any non-owned portion of its consolidated subsidiary. Non-controlling interest being accounted for in owners’ equity on the consolidate balance sheet.

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

The Company had adopted Accounting Standard Codification subtopic 740-10, Income Taxes (“ASC 740-10”) which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statement or tax returns. Under this method, deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period. As of October 31, 2013, a deferred tax asset (which arises solely as a result of net operating losses), has been entirely offset by a valuation reserve due the uncertainty that this asset will be realized in the future.

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

For the purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of October 31, 2013 and 2012, there were no cash equivalents.

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

In July 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-11: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists. The new guidance requires that unrecognized tax benefits be presented on a net basis with the deferred tax assets for such carryforwards. This new guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2013. We do not expect the adoption of the new provisions to have a material impact on our financial condition or results of operations.

In February 2013, FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-
Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and

-
Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

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

The Company has a functional currency in Canadian dollars (CAD). The Company’s financial statements have been translated into US dollars in accordance with generally accepted accounting principles regarding foreign currency translation. All assets and liabilities are translated at the exchange rate on the balance sheet date and all revenues and expenditures are translated at the average rate for the period. Translation adjustments are reflected as a separate component of stockholders' equity, accumulated other comprehensive income (loss) and the net change for the year are reflected separately in the statements of operations and other comprehensive income (loss).

In accordance with generally accepted accounting principles regarding the presentation of the Statement of Cash Flows, the cash flows of the subsidiary are translated using the weighted average exchange rates during the respective period. As a result, amounts in the statement of cash flows related to changes in assets and liabilities will not necessarily agree with the changes in the corresponding balances on the balance sheet that was translated at the exchange rate at the end of the period.

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

j)
The Company reports its comprehensive income (loss) in accordance with provisions of the FASB. For the years ended October 31, 2013 and 2012, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

k)	Certain reclassification have been made to the prior period’s financial statements to conform to the current period’s presentation

6.	Business Combination

On May 14, 2012, we acquired 100% of SafeBrain System (“SafeBrain”) and Creative Electronics Design Services, LTD from Rod Newlove for $900,000. Safebrain is a corporation duly organized, validly existing, and in good standing under the laws of Saskatchewan, Canada. Newlove has transferred all assets and rights to SafeBrain System to the Company including intellectual properties, inventories, and Patent/Trademarks/Copyrights. The SafeBrain Systems works in two ways; the Cranium Impact Analyzer Sensor (“C.I.A”) is mounted on the helmet of athlete; The SafeBrain software allows in-depth analysis of any impact event and can be customized for the notification and data logging settings for each athlete. The Company plans to market the SafeBrain System to non-professional athletes who participate in sports that require helmets such as hockey, football, biking, motor-cross, skiing and snowboarding. As of October 31, 2013 $600,000 has been paid and the remaining $300,000 remains in accounts payable. The Company reviewed the acquisitions taking in consideration the inputs and outputs available them and noted that the acquisition constitutes a business acquisition .

The acquisition has been accounted for under the business acquisition method of accounting and the Company valued all assets and liabilities acquired at their estimated fair values on the date of acquisition. Accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition.

The purchase price allocation is based on estimates of fair value as follows:

Tangible Assets Acquired:

WIP & Inventory	12,750
Fixed Assets, PPE	167,408

Total Tangible Assets	180,158

Intangible Assets Acquired:

IP/Technology	616,800
Trade-Name/Marks	18,000
Non-Compete (1-year)	59,750

Total Intangible Assets Acquired	694,550

Goodwill	25,293

Total Net Assets Acquired	900,000

The total purchase price consists of the following:

Assets acquired:

	Useful Lives	October 31, 2013	October 31, 2012
ASSETS
Other Assets:
Intangible Assets	10 Years	$-	$775,000
Equipment	7 Years	-	125,000

Total Other Assets		$-	$900,000

The excess of the purchase price over the fair value of the net assets acquired, amounting to $1,402,000, was recorded as goodwill. During the year ended October 31, 2012 the company assessed acquired assets for impairment and has taken a full $900,000 impairment expense as a result in delays in achieving sales revenues.

The following pro forma financial information presents results as if the acquisition of Safebrain had occurred on November 1, 2012 (unaudited).

	Historical
	Safebrain Systems, Inc.	Creative Electronics	Pro Forma Adjustments	Pro Forma Combined
Revenue	-	-	-	-
Expenses:
Consulting Expense	$659,099	-	-	$659,099
Professional Fees	127,484	-	-	127,484
Office and Administrative	60,320	-	-	60,320
Travel and Vehicle	85,588	-	-	85,588
Foreign exchange loss/(gain)	825	-	-	825
Total Operating Expense	933,316	-	-	933,316
Other Income (expense):
Interest Expense	44,875	-	-	44,875
Impairment expense	-	-	(900,000)	(900,000)
Net Loss of continuing operations	978,191	-	(900,000)	(1,878,191)
Loss from Discontinued operations	(40,868)	-	-	(40,868)
Adjusted Net Loss	$1,019,059	-	(900,000)	1,918,877

7.	Common Stock

Total shares authorized as of October 31, 2013 are 250,000,000 common shares, par value $0.001 per share and 10,000,000 preferred shares, par value $0.001 per share.  Total shares issued and outstanding as of October 31, 2013 are 65,431,321 common shares.  Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. The Company has not declared any dividends since incorporation.

For the year ended October 31, 2011, the Company issued 2,600,000 shares of common stock to 2 companies for consulting fees. The consideration for such shares was $0.01 per share, amounting in the aggregate to $26,000. The shares issued were valued based on the market price on the date of grant.

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

During the year ended October 31, 2013 we converted $40,000 of debt into 1,000,000 common shares. The shares were valued at $103,000, which is the fair market value on date of grant. As a result of the debt conversion, the Company recognized a loss on debt conversion of $63,000 which is recorded as other expenses in the statements of operations.

During period ended October 31, 2013, the Company sold 1,848,063 of the Company common stock for $0.15 per share to a group of private investors. A total of $274,463 was raised as a result of the sale. There were no warrants attached to the sale of the common stock.

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

During the fiscal period ended October 2012, the Company exited the energy business. The exit from the energy industry was therefore classified as discontinued operations for all periods presented under the requirement of ASC 360. The assets and liabilities of discontinued operations are presented separately under the captions “Assets to be discontinued,” “Liabilities to be discontinued” and “Long-term liabilities to be discontinued operations,” respectively, in the accompanying balance sheets at October 31, 2013 and 2012. There were no assets to be discontinued and the liabilities to be discontinued as of October 31, 2013 and 2012 consist of a related party note in the amount of $414,699 and $459,170, respectively. The reduction was due to a conversion of $40,000 principal balance (see Note 10), the difference of $4,471 is due to foreign currency fluctuation.

9.	Income Taxes

The Company has paid no federal or state income taxes. As of October 31, 2013 and 2012, the Company has net operating loss carry forwards of $1,782,056 and $1,098,567 which, if unused, will begin to expire in 2023. The tax effect, at the statutory state and federal rates of 35%, of the operating loss carry forwards and temporary differences at October 31, 2013 and 2012 respectively, are as follows:

	2013	2012

Deferred income tax assets
Net operating loss carryforwards	$623,720	$384,498
Valuation allowance	(623,720)	(384,498)

Deferred income taxes	$-	-

10.	Related Party Transactions

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these financial statements are as follows:

During 2013, $612,570 was loaned by related parties for office and administration fees and professional fees of which $217,485 was repaid during the same period. Since inception, the shareholder has advanced funds for professional fees and other office and general expenses in the amount of $1,660,523. Since inception, shareholders have waived $183,842 and consider these advances as contribution to capital. The related party loans are considered as unsecured loan with no stated interest rate and due upon demand. The Company imputed interest at 8% per annum, which is comparable to historical borrowing rate that the company has obtained in the past. These notes are not convertible and no options were attached. Interest expense as of October 31, 2013 and 2012 is $53,781 and $44,875, respectively.

During the year ended October 31, 2013 we converted $40,000 of debt into 1,000,000 common shares. The shares were valued at $103,000, which is the fair market value on date of grant. As a result of the debt conversion, the Company recognized a loss on debt conversion of $63,000 which is recorded as other expenses in the statements of operations.

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

13.	GST/HST Receivable

The Good Service Tax (“GST”) is a federal tax that applies to the supply of most property and services in Canada. As of July 1, 2010, British Columbia (“BC”) harmonized its provincial sales tax (“PST”) with the GST to implement the harmonized sales tax (“HST”) at the rate of 12%. All businesses operating in BC are responsible for collecting and remitting HST to the Canadian government. A GST/HST registrant should collect the GST/HST on most of their sales and pay the GST/HST on most purchases they make to operate their Business. They can claim an input tax credit (“ITC”), to recover GST/HST paid or payable on the purchases they use in commercial activities. However, during the year ended December 31, 2012, the Company has not collected any GST/HST since all sales were incurred in the United State which sales are not HST taxable. The Company has filed GST/HST returns quarterly and claimed only ITC’s during the year ended October 31, 2013. As the result of this, as of October 31, 2013 and October 31, 2012, the Company had GST/HST refund receivable of $4,510 and $21,480, respectively.

14.	Subsequent Events

There were no reportable subsequent events since October 31, 2013.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

Our management, under the supervision and with the participation of our Chief Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our internal controls over financial reporting as of the end of the period covered by this report based upon the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, management concluded that our internal control over financial reporting was not effective as of October 31, 2013 due to the following material weaknesses in the company’s internal control over financial reporting:

•	A system of internal controls (including policies and procedures) has neither been designed nor implemented.

•	A formal, internal accounting system has not been implemented.

•	Segregation of duties in the handling of cash, cash receipt, and cash disbursement is not formalized.

•	A number of journal entries.

Management is evaluating plans on a cost benefit basis to remedy the above weaknesses and we continue the process to complete a thorough review of our internal controls as part of our preparation for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. Section 404 requires our management to report on, and our external auditors to attest to, the effectiveness of our internal control structure and procedures for financial reporting. As a non-accelerated filer under Rule 12b-2 of the Exchange Act, our first report under Section 404 as a smaller reporting company will be contained in our Form 10-K for the year ended October 31, 2013.

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

There were no changes in our internal controls over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that occurred during our fiscal year ended October 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. In the estimation of our senior management, none of the following changes in the composition of management have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting:

Item 9B. Other Information.

None.

PART III
OTHER INFORMATION

Item 10. Directors, Executive Officers, Promoters and Control Persons.

Directors and Executive Officers

Set forth below are the names, ages and present principal occupations or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers.

Name and Business Address	Age	Position

Michael Scott	47	Chief Executive Officer, President, Chief Financial Officer, Treasurer, Secretary and Director
Dean Swanberg	51	Director
Todd Ziniuk	38	Director

Michael Scott was appointed as an officer and a director on March 30, 2012. Mr. Scott has been a consultant to the oil and gas industry since September, 2011. Between October, 2008 and September, 2011, Mr. Scott was the President of Triple J Pipelines Ltd. Between October, 2002 and October, 2008 Mr. Scott was the President of Core Pipelines Ltd.

Dean Swanberg has been the President at Zedcor Oilfield Rentals in Edmonton since 2011. Mr. Swanberg is also a director of Westcan Directional Drilling in Grand Prairie, AB and Fort St. John, B.C. (July 2011-present), Purdy & Partners, a private merchant banking firm in Edmonton, AB (March 2010-present), Horizon North Logistics (June 2006-present), Swanberg International in Houston, Texas (August 2001-present), and Kleskun Hills Bison Ranch in Grand Prairie, AB (December 1999-present).

Todd Ziniuk was appointed to the Company's board of directors on May 17, 2013. Since January 2012, Mr. Ziniuk (age 37) has been the General Manager, Treasurer and a Director of Zedcor Oilfield Rentals Ltd., a company he helped organize. Mr. Ziniuk is an entrepreneur who has been in the oil and gas industry in multiple positions over the last 20+ years. After managing Swanberg Bros. Trucking LP between 2001 and 2003, one of the largest transporters of drilling rigs in Western Canada, he started Oilpatch Rentals Ltd. and was President of the Company from 2003 to 2007. Between 2007 and 2009 Mr. Zinuik was pursuing his dream as a Professional Golfer throughout Canada and the U.S. Between 2009 and 2012 Mr. Ziniuk was the owner and General Manager of North American Tubulars Ltd., as well as President of the Board.

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

Item 11. Executive Compensation

Summary Compensation

The following Summary Compensation Table sets forth the compensation for each executive officer for the past two fiscal years ended October 31.

Summary Compensation Table

Name and Position	Year Ended October 31	Salary	Bonus	Stock Awards	Option Awards	Total Compensation
Michael Scott, CEO, CFO,	2013	$294,000	$-	$-	$-	$-
President	2012	$42,000	$-	$-	$-	$-
Dean Swanberg, Director	2013	$-	$-	$-	$-	$-
	2012	$-	$-	$-	$-	$-
Todd Ziniuk, Director	2013	$-	$-	$-	$-	$-
Don Cameron, Director 1	2013	$-	$-	$-	$-	$-
	2012	$-	$-	$-	$-	$-
(1) - On November 14, 2013 Don Cameron resigned as a director of the Company.

Summary Compensation

During the years ended October 31, 2013 and October 21, 2012, we paid $294,000 and $42,000 to Michael Scott respectively. We have no employment agreements with any of our directors or executive officers.  We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

No stock options or stock appreciation rights have been granted to any of our directors or executive officers.  We have no equity incentive plans.

Outstanding Equity Awards

Our directors and officers do not have unexercised options, stock that has not vested, or equity incentive plan awards.

Compensation of Directors

We do not compensate our directors for acting in this.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

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

The percentages below are calculated based on 65,431,321 shares of our common stock issued and outstanding as of October 31, 2013. There are 10,443,258 warrants outstanding. Every two warrants entitle the holder to purchase one share of our common stock a price of $0.35 per share at any time on or before April 30, 2014.We do not have any other outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Safebrain Systems, Inc., c/o Mr. Michael Scott, 100-224 11th Avenue S.W., Calgary, Alberta, Canada.

Name of Beneficial Owner	Title Of Class	Amount and Nature of Beneficial Ownership	Percent of Class

Mr. Michael Scott	Common	20,947,500	32.0%

Todd Ziniuk	Common	2,666,666	4.1%

Dean Swanberg	Common	3,895,250	6.0%

Directors and Officers as a Group (3 person)	Common	27,509,416	42.1%

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

Mr. Kim and Mr. Shanmugan resigned as directors on April 15, 2012.

On November 26, 2012, Michael Scott appointed Don Cameron and Dean Swanberg as directors.

On November 14, 2013 Don Cameron resigned as a director of the Company.

Todd Ziniuk was appointed to the Company's board of directors on May 17, 2013

Item 13. Certain Relationships and Related Transactions.

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which our Director, executive officer, stockholder or any member of the immediate family of the foregoing had or is to have a direct or indirect material interest.

Our officers and directors have advanced funds for professional fees and general expenses in the amount of $612,570 and $453,753 as of October 31, 2013 and 2012, respectively. Mr. Kim has waived reimbursement of $43,275 in the year ended October 31, 2012 and considered these advances as a contribution to capital. Accordingly, the contributions have been recorded as additional paid-in capital.

The Company has been provided office space by its President and Chief Executive Officer for all periods presented. There is no charge to the Company for the space.

Item 14. Principal Accounting Fees and Services.

Audit Fees

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements for the fiscal years ended October 31, 2013 and 2012 were $10,525 and $4,000 respectively.

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

All Other Fees
The Company incurred fees during the last two fiscal years ended October 31, 2013 and 2012 were $9,500 and $16,000 for services rendered by the Company’s principal accountants relating to the review of quarterly financial statements for inclusion in the Company's quarterly reports on Form 10Q.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

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
____________
(1) Incorporated by reference to previous filing.

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

SAFEBRAIN SYSTEMS, INC.

Date: February 13, 2014	By:	/s/ Michael Scott
	Name:	Michael Scott
	Title:	Chief Executive and Financial Officer