Form 10-Q
period 2014-01-31
SafeBrain Systems, Inc.
filed 2014-03-21
CIK 1271073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from

Commission File No. 000-50493

SAFEBRAIN SYSTEMS, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	98-0412431
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1600 - 144 4 Avenue SW Calgary, Alberta, Canada	T2P 3N4
(Address of Principal Executive Offices)	(Zip Code)

(587) 702-5809
(Registrant’s Telephone Number Including Area Code)

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 65,597,988 shares outstanding as of March 21, 2014.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

SAFEBRAIN SYSTEMS, INC. (formerly Alveron Energy Corp.)
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
As of JANUARY 31, 2014 and OCTOBER 31, 2013

	January 31, 2014	October 31, 2013
	(unaudited)	(restated)
ASSETS
Current Assets:
Cash and cash equivalents	$158,259	$24,789
GST/HST refund receivable	9,972	4,510
Total Current Assets	168,231	29,299

Total Assets	$168,231	$29,299

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Payable to vendor on asset acquisition	$300,000	$300,000
Accounts payable and accrued liabilities	132,429	200,469
Related party note	708,813	499,702
Liabilities from Discontinued Operations	414,699	414,699
Total Current Liabilities	1,555,941	1,414,870

Total Liabilities	1,555,941	1,414,870

STOCKHOLDERS' DEFICIT
Capital stock - $.001 par value, 100,000,000 common shares authorized, 65,597,988 and 65,431,321 common shares outstanding as of January 31, 2014 and October 31, 2013 respectively.	65,598	65,431
Additional paid in capital	2,276,185	2,061,277
Other comprehensive income	6,813	2,959
Deficit accumulated during the development stage	(3,736,306)	(3,515,238)
Total Stockholders' Deficit	(1,387,710)	(1,385,571)

Total Liabilities and Total Stockholders' Deficit	$168,231	$29,299

The accompany notes are integral part of these consolidated financial statements.

SAFEBRAIN SYSTEMS INC. (formerly Alveron Energy Corp.)
(A Development Stage Company)

STATEMENTS OF OPERATIONS
For the Three Ended January 31, 2014 and 2013, and Cumulative from November 18, 2003
(Date of Inception) Through January 31, 2014
(unaudited)

	Three Months Ended January 31,	Three Months Ended January 31,	November 18, 2003 (Date of Inception) Through January 31,
	2014	2013	2014

Revenues	$-	-	-

Expenses
Consulting Expense	99,323	20,092	1,185,286
Professional fees	69,927	8,780	401,801
Office and Administrative	19,889	1,766	296,198
Travel and vehicle	4,863	1,772	130,075

Total Operating Expenses	194,002	32,410	2,013,360

Other income (expense)
Loss on debt conversion	-	-	(63,000)
Impairment Expense	-	-	(900,000)
Interest Expense	$(27,066)	(11,513)	(170,046)
Loss from Continued Operations	(27,066)	(11,513)	(1,133,046)

Net Loss	221,068	43,923	3,146,406

Loss from Discontinued Operations	-	-	589,900
Adjusted Net Loss	221,068	43,923	3,736,306

Loss per Common Share - Basic and Diluted - Continuing Operations	0.00	0.00
Loss per Common Share - Basic and Diluted - Discontinued Operations	0.00	0.00
Loss per Common Share - Basic and Diluted - Total	$0.00	0.00

Weighted average number of shares outstanding during the periods basic and diluted	65,590,742	62,583,258

The accompany notes are integral part of these consolidated financial statements.

SAFEBRAIN SYSTEMS INC. (formerly Alveron Energy Corp.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended January 31, 2014 and 2013, and Cumulative from November 18, 2003 (Date of Inception) Through January 31, 2014 (unaudited)

	Three Months	Three Months	November 18, 2003 (Date of Inception)
	Ended	Ended	Through
	January 31,	January 31,	January 31,
	2014	2013	2014

Cash Flows from Operating Activities
Net (loss) earnings	$(221,068)	$(43,923)	$(3,736,306)
Adjustments to reconcile net loss to net cash used by
Operating activities:
Common stock issued for services	-	-	30,000
Loss on conversion of debt	-		63,000
Impairment expense	-	-	900,000
Imputed interest	-	-	369
Interest accrued on convertible note	-	-	5,851
Loss on discontinued operations	-	-	545,964
Repayment in excess of lending	-	-	5,000
Changes in operating assets and liabilities:
Other receivable	(5,462)	(473)	(9,972)
Bank overdraft	(2,391)	-	(2,391)
Accounts payable and accrued liabilities	83,819	19,662	581,150
Payable to vendor on assets acquisition	-	-	(300,000)
Net cash used in continuing operating activities	(145,102)	(24,734)	(1,917,335)
Net cash used in discontinued operating activities	-	-	(44,206)
Cash flows used in operating activities	(145,102)	(24,734)	(1,961,541)

Cash Flows from Investing Activities
Acquisition of assets	-	-	(600,000)
Discontinued investing activities	-	-	(501,758)
Cash used for investing activities	-	-	(1,101,758)

Cash Flows from Financing Activities
Proceeds from convertible note	-	-	6,000
Repayment of note	-	-	(338,640)
Proceeds from sale of common stock	25,000	-	1,827,151
Advances from related party	337,622	32,811	1,998,145
Principal payments in debt from related party	(87,904)	(8,077)	(305,389)
Stockholder contributions	-	-	37,199
Net cash used in continuing financing activities	274,718	24,734	3,224,466
Net cash provided by discontinued financing activities	-	-	(9,721)
Cash flows provided by financing activities	274,718	24,734	3,214,745

FX Currency Translation	3,854	-	6,813

Net (Decrease) Increase in Cash	133,470	-	158,259

Cash and Cash Equivalents beginning of period	24,789	2,103	-

Cash and Cash Equivalents end of period	$158,259	$2,103	$158,259

NON-CASH ACTIVITIES
Forgiveness of related party debt	$40,607	$-	$223,079
Accrued interest waived by related party	$149,468	$-	$149,468

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

On April 12, 2010, the Board of Directors of Modena I, Inc. (the “Company”) filed a Certificate of Amendment to the Articles of Incorporation with the Secretary of State of Delaware changing the Company’s name to Alveron Energy Corp.

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

On July 11, 2012, the Company changed its name to Safebrain Systems, Inc.

2.	Going Concern Assumption

These accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $1,387,710 as of January 31, 2014 and has no current revenue stream. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

In February 2013, FASB issued ASU No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income , to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

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

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities , which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

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

i)	Correction of an Error in Previously Issued Financial Statements

The Company follows guidance under ASC 250-10-45-23 for reporting any error in the financial statements of a prior period discovered after the financial statements are issued or are available to be issued. The current comparative statements as presented reflect the retroactive application of any error corrections. Those items that are reported as error corrections in the Company’s restatements of net income and retained earnings, as well as other affected balances for all periods reported there-in, are disclosed in Note 7 of the footnotes to the financial statements presented herein.

j)	Stock-based Compensation

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

k)
The Company reports its comprehensive income (loss) in accordance with provisions of the FASB. For the period ended January 31, 2014 and year ended October 31, 2013, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

l)	Certain reclassification have been made to the prior period’s financial statements to conform to the current period’s presentation

6.	Common Stock

Total shares authorized as of January 31, 2014 are 250,000,000 common shares, par value $0.001 per share and 10,000,000 preferred shares, par value $0.001 per share. Total shares issued and outstanding as of January 31, 2014 are 65,597,988 common shares. Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. During fiscal year 2012 the Company has not declared any dividends since incorporation.

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

7.	Correction of Prior Period Error, Restatement Of Financial Statements

During the period ended October 31, 2013 the Company reported $4,966 held in trust of attorney. The restatement relates to the write-off of the cash balance held in trust of the attorney to accurately reflect the records provided. The Company’s restatements of its financial statements for the balance sheet and statement of operations for the year ended October 31, 2013 are as follows:

Balance Sheet (Extract)	October 31, 2013
	As filed	Adjustments		Restated Actual
ASSETS
Current Assets:
Cash and cash equivalents	$29,755	$(4,966	)(a)	$24,789
GST/HST refund receivable	$4,510	-		$4,510
Total Current Assets	$34,265	$(4,966	)(a)	$29,299

Total Assets	$34,265	$(4,966	)(a)	$29,299

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Payable to vendor on asset acquisition	$300,000	-		$300,000
Accounts payable and accrued liabilities	$200,469	-		$200,469
Related party notes	$499,702	-		$499,702
Liabilities from Discontinued Operations	$414,699	-		$414,699
Total Current Liabilities	$1,414,870	-		$1,414,870

Total Liabilities	$1,414,870	-		$1,414,870

STOCKHOLDERS' DEFICIT
Capital stock - $.001 par value, 100,000,000 common shares authorized, 62,583,258 and 52,140,000 common shares outstanding as of October 31, 2012 and 2011, respectively	$65,431	-		$65,431
Additional paid in capital	$2,061,277	-		$2,061,277
Other Comprehensive Income	$2,853	$106	(b)	$2,959
Deficit accumulated during the development stage	$(3,510,166)	$(5,072	)(b)	$(3,515,238)
Total Stockholders' Deficit	$(1,380,605)	$(4,966	)(a)	$(1,385,571)

Total Liabilities and Total Stockholders' Deficit	$34,265	$(4,966	)(a)	$29,299

Consolidated Statement of Operations (Extract)

Revenues

Expenses
Consulting Expense	$396,864	-		$396,864
Professional fees	$138,157	-		$138,157
Office and Administrative	$134,754	$5,072	(a)	$139,826
Travel and vehicle	$39,624	-		$39,624
Foreign currency translation
Total Operating Expenses	$709,399	$5,072	(a)	$714,471

Other income (expense)
Loss on debt conversion	$63,000	-		$63,000
Impairment	-	-		-
Interest	$53,781	-		$53,781
Net Loss from Continuing Operations	$(826,180)	$(5,072	)(a)	$(831,252)
Net Loss from Discontinued Operations	-	-		-
Adjusted Net Loss	$(826,180)	$(5,072	)(a)	$(831,252)
Loss per Common Shares – Basic and Diluted – Continuing Operations	$(0.01)	$(0.00)		$(0.01)
Loss per Common Shares – Basic and Diluted – Discontinued Operations	$(0.00)	$(0.00)		$(0.00)
Weighted Average Number of Common Shares Outstanding, Basic and Diluted	64,172,918			64,172,918

(a) relates to cash in trust account

(b) relates to foreign currency translation

7.	Discontinued Operations

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

During the fiscal period ended October 2012, the Company exited the energy business. The exit from the energy industry was therefore classified as discontinued operations for all periods presented under the requirement of ASC 360. The assets and liabilities of discontinued operations are presented separately under the captions “Assets to be discontinued,” “Liabilities to be discontinued” and “Long-term liabilities to be discontinued operations,” respectively, in the accompanying balance sheets at October 31, 2013 and 2012. There were no assets to be discontinued and the liabilities to be discontinued as of October 31, 2013 and January 31, 2014 consist of a related party note in the amount of $414,699 and $454,699, respectively.

8.	Related Party Transactions

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these financial statements are as follows:

During the period ended January 31, 2014, the Company borrowed $337,622 and made a repayment of $87,904. Since inception, the shareholder has advanced funds for professional fees and other office and general expenses in the amount of $1,998,145. Since inception, shareholders have waived $223,079 in principal and $149,468 in accrued interest, which is consider advances as contribution to capital. The related party loans are considered as unsecured loan with no stated interest rate and due upon demand. The company imputed interest at 8% per annum, which is comparable to historical borrowing rate that the company has obtained in the past. These notes are not convertible and no options were attached. Interest expense recorded for the period ended January 31, 2014 is $27,066. As of October 31, 2013 and January 31, 2014, the accrued interest is $185,923 and $63,731 respectively.

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

The Other Receivable represents Harmonized Sales Tax Receivable for expenses incurred by the Company in Canada. Companies that generate revenue are subject to Harmonized Sales Tax, and are collected up front when purchases are made. Since the Company has no operations, the Tax collected is refundable as such the Company has recorded a receivable of $9,972 as of January 31, 2014.

12.	Subsequent Events

There were no material events that occurred subsequent to January 31, 2014 that would warrant further disclosures.

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

Mr. Kim and Mr. Shanmugan resigned as directors on April 15, 2012.

Acquisition of the SafeBrain Technology

On May 25, 2012, we acquired the SafeBrain System (“SafeBrain”) from Rod Newlove for $900,000, of which $600,000 has been paid and the remaining $300,000 and is currently due on September 30, 2014. Any outstanding amount after October 1, 2014 will bear interest of 5% per year.

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

We will also sell individual Units at a cost of $149.99 and annual maintenance costs $49.99 per year.

Manufacturing

We do not own any manufacturing facilities. Accordingly, we will use unrelated third parties to manufacture our SafeBrain System. We do not have any written agreements with any person regarding the manufacture of the SafeBrain system or its components.

Plan of Operation

As of January 31, 2014 we had generated no revenue from sales of SafeBrain systems.

As of January 31, 2014 we had cash on hand of approximately $158,259. We have never earned a profit and we expect to incur losses during the foreseeable future and may never be profitable. We will need to earn a profit or obtain additional financing until we are able to earn a profit. We do not know what the terms of any future financing may be, but any future sale of equity securities would dilute the ownership of existing stockholders. The failure to obtain the capital we require will result in a slower implementation of our business plan. There can be no assurance that we will be able to obtain any capital which is needed. We do not have any commitments from any person to provide us with any additional capital.

Our plan of operation and capital requirements for the twelve months ending January 31, 2014 are shown below.

Activity	Estimated Completion Date	Estimated Cost

Production	January 31, 2014	100,000
Research and Development	January 31, 2014	50,000
Marketing	January 31, 2014	150,000
Working Capital	January 31, 2014	390,000
Total	January 31, 2014	690,000

General

Our principal offices are located at 1600 - 144 4 Avenue SW, Calgary, Alberta, T2P 3N4. Our lease payments for the location are $1294.57 per month.

Our website is www.safebrain.ca and our telephone number is (587) 702-5809.

As of March 21, 2014 we did not employ any persons on a full time basis.

Results of Operation

The Company did not have any operating income from inception (November 18, 2003) through January 31, 2014.

The company had $99,323 in consulting expenses during the three months ended January 31, 2014 compared to $20,092 for the three months ended January 31, 2013.

During the three months ended January 31, 2014, the company had $69,927 of professional fees as compared to the three months ended January 31, 2013, where the company had $8,780 of professional.

During the three months ended January 31, 2014, the company had office and administrative expenses of $19,889 as compared to the three months ended January 31, 2013, where the company had $1,766 of office and administrative expenses.

The company had $4,863 in travel and vehicle expenses during the three months ended January 31, 2014 compared to $1,772 for the three months ended January 31, 2013.

The company had interest expense $27,066 during the three months ended January 31, 2014 compared to $11,513 for the three months ended January 31, 2013.

Operating expenses in general increased in the quarter ended January 31, 2014 due to increased company activity.

Critical Accounting Policies

Our most critical accounting policies, can be found in our Annual Report on Form 10-K for the fiscal year ended October 31, 2013. There have been no material changes in our existing accounting policies from the disclosures included in our 2013 Form 10-K.

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

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During period ended January 31, 2014 we raised $25,000 through the sale of 166,667 common shares to a private investor.

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

SAFEBRAIN SYSTEMS, INC.

Date: March 21, 2014	By:	/s/ Michael Scott
Name: Michael Scott
Title: Chief Executive and Financial Officer