Form 10-Q
period 2014-04-30
SafeBrain Systems, Inc.
filed 2014-06-23
CIK 1271073

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

______________________________________________________
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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 65,597,988 shares outstanding as of June 20, 2014.

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.

SAFEBRAIN SYSTEMS, INC. (formerly Alveron Energy Corp.)
(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS
As of APRIL 30, 2014 and OCTOBER 31, 2013

	April 30, 2014	October 31, 2013
	(unaudited)	(restated)
ASSETS
Current Assets:
Cash and cash equivalents	$-	$-
Other assets	10,329	4,510
Total Current Assets	10,329	29,299
Total Assets	$10,329	$29,299

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Payable to vendor on asset acquisition	$300,000	$300,000
Accounts payable and accrued liabilities	173,551	200,469
Related party note	693,117	499,702
Liabilities from Discontinued Operations	414,699	414,699
Total Current Liabilities	1,581,367	1,414,870
Total Liabilities	1,581,367	1,414,870

STOCKHOLDERS' DEFICIT
Capital stock - $.001 par value, 100,000,000 common shares authorized, 65,597,988 and 65,431,321 common shares outstanding as of April 30, 2014 and October 31, 2013 respectively.	65,598	65,431
Additional paid in capital	2,293,100	2,061,277
Other comprehensive income	6,024	2,959
Deficit accumulated during the development stage	(3,935,760)	(3,515,238)
Total Stockholders' Deficit	(1,571,038)	(1,385,571)
Total Liabilities and Total Stockholders' Deficit	$10,329	$29,299

The accompany notes are integral part of these consolidated financial statements.

SAFEBRAIN SYSTEMS, INC. (formerly Alveron Energy Corp.)
(A Development Stage Company)

STATEMENTS OF OPERATIONS
For the Three Ended April 30, 2014 and 2013, and Cumulative from November 18, 2003
(Date of Inception) Through April 30, 2014
(unaudited)

					November 18, 2003
	Three Months	Three Months	Six Months	Six Months	(Date of Inception)
	Ended	Ended	Ended	Ended	Through
	April 30,	April 30,	April 30,	April 30,	April 30,
	2014	2013	2014	2013	2014

Revenues	$-	-	-	-	-

Expenses
Consulting Expense	71,477	20,439	170,800	40,531	1,256,763
Professional fees	61,972	49,489	131,899	58,269	463,773
Office and Administrative	29,580	7,329	49,469	9,095	323,012
Travel and vehicle	7,228	18,233	12,091	20,005	137,303
Foreign currency translation	-	-	-	-	2,766
Total Operating Expenses	170,257	95,490	364,259	127,900	2,183,617

Other income (expense)
Loss on debt conversion	-	63,000	-	63,000	63,000
Impairment	-	-	-	-	900,000
Interest	$29,197	12,232	56,263	23,745	199,243
Loss from Continued Operations	29,197	75,232	56,263	86,745	1,162,243
Net Loss	199,454	170,722	420,522	214,645	3,345,860

Loss from Discontinued Operations	-	-	-	-	589,900
Adjusted Net Loss	(199,454)	(170,722)	(420,522)	(214,645)	(3,935,760)

Loss per Common Share - Basic and Diluted - Continuing Operations	(0.00)	(0.00)	(0.01)	(0.00)
Loss per Common Share - Basic and Diluted - Discontinued Operations	-	-	-	-
Loss per Common Share - Basic and Diluted - Total	$(0.00)	(0.00)	(0.01)	(0.00)

Weighted average number of shares outstanding during the periods basic and diluted	65,597,988	63,583,258	65,594,305	63,583,258

The accompany notes are integral part of these consolidated financial statements.

SAFEBRAIN SYSTEMS INC. (formerly Alveron Energy Corp.)
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended April 30, 2014 and 2013, and Cumulative from November 18, 2003 (Date of Inception) Through April 30, 2014 (unaudited)

			November 18, 2003
	Six Months	Six Months	(Date of Inception)
	Ended	Ended	Through
	April 30,	April 30,	April 30,
	2014	2013	2014
Cash Flows from Operating Activities
Net (loss) earnings	$(420,522)	$(214,645)	$(3,935,760)
Adjustments to reconcile net loss to net cash used by
Operating activities:
Common stock issued for services	-	-	30,000
Loss on conversion of debt	-	63,000	63,000
Impairment expense	-	-	900,000
Imputed interest	16,915	-	17,284
Interest accrued on convertible note	-	-	5,851
Loss on discontinued operations	-	-	545,964
Repayment in excess of lending	-	-	5,000
Changes in operating assets and liabilities:
Other receivable	(5,819)	(1,140)	(10,329)
Bank overdraft	17,316	-	17,316
Accounts payable and accrued liabilities	106,656	27,088	603,987
Payable to vendor on assets acquisition	-	-	(300,000)
Net cash used in continuing operating activities	(285,454)	(125,697)	(2,057,687)
Net cash used in discontinued operating activities	-	-	(44,206)
Cash flows used in operating activities	(285,454)	(125,697)	(2,101,893)

Cash Flows from Investing Activities
Acquisition of assets	-	-	(600,000)
Discontinued investing activities	-	-	(501,758)
Cash used for investing activities	-	-	(1,101,758)

Cash Flows from Financing Activities
Proceeds from convertible note	-	-	6,000
Repayment of note	-	-	(338,640)
Proceeds from sale of common stock	25,000	-	1,827,151
Advances from related party	376,028	176,383	2,036,551
Principal payments in debt from related party	(143,428)	(44,835)	(360,913)
Stockholder contributions	-	-	37,199
Net cash used in continuing financing activities	257,600	131,548	3,207,348
Net cash provided by discontinued financing activities	-	-	(9,721)
Cash flows provided by financing activities	257,600	131,548	3,197,627
FX Currency Translation	3,065	-	6,024
Net (Decrease) Increase in Cash	24,789	5,851	-
Cash and Cash Equivalents beginning of period	24,789	2,103	-

Cash and Cash Equivalents end of period	$-	$7,954	$-

NON-CASH ACTIVITIES
Forgiveness of related party debt	$40,607	$-	$223,079
Accrued interest waived by related party	$149,468	$-	$149,468

The accompany notes are integral part of these consolidated financial statements.

SAFEBRAIN SYSTEMS INC.
(formerly Alveron Energy Corp.)
(A DEVELOPMENT STAGE COMPANY)

Notes to Interim Financial Statements
April 30, 2014
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

These accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP") with the assumption that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. The Company has a working capital deficit of $1,571,038 as of April 30, 2014 and has no current revenue stream. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to the amounts and classifications of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The Company’s functional currency is the Canadian dollar and these financial statements have been translated into U.S. dollars in accordance with standards issued by the FASB. The Canadian dollar based accounts of the Company’s foreign operations have been translated into United States dollars using the current rate method. Assets and liabilities of those operations are translated into U.S. dollars using exchange rates as of the balance sheet date; income and expenses are translated using the weighted average exchange rates for the reporting period. Translation adjustments are recorded as accumulated other comprehensive income (loss), a separate component of shareholders’ equity

i)	Correction of an Error in Previously Issued Financial Statements

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

k)
The Company reports its comprehensive income (loss) in accordance with provisions of the FASB. For the period ended April 30, 2014 and year ended October 31, 2013, the Company’s only component of comprehensive loss was foreign currency translation adjustments.

l)	Certain reclassification have been made to the prior period’s financial statements to conform to the current period’s presentation

6.	Common Stock

Total shares authorized as of April 30, 2014 are 250,000,000 common shares, par value $0.001 per share and 10,000,000 preferred shares, par value $0.001 per share. Total shares issued and outstanding as of April 30, 2014 are 65,597,988 common shares. Holders of common stock are entitled to one vote for each share held. There are no restrictions that limit the Company's ability to pay dividends on its common stock. During fiscal year 2012 the Company has not declared any dividends since incorporation.

During period ended October 31, 2013 we converted $40,000 of debt into 1,000,000 common shares. The shares were valued at $103,000, which is the fair market value on date of grant. As a result of the debt conversion, the Company recognized a loss on debt conversion of $63,000 which is recorded as other expenses in the statements of operations.

During period ended October 31, 2013, the Company sold 1,848,063 of the Company common stock for $0.15 per share to a group of private investors. A total of $274,463 was raised as a result of the sale. There were no warrants attached to the sale of the common stock.

During the period ended April 30, 2014, the Company sold 166,667 of the Company common stock for $0.15 per share to an investor. A total of $25,000 was raised as a result of the sale. Each shares consisted of one warrant which entitle the holder to purchase one addition shares of common stock at a price of $0.15 per share at any time before 10/30/2015.

7.	Correction of Prior Period Error, Restatement Of Financial Statements

During the period ended October 31, 2013 the Company reported $4,966 held in trust of attorney. The restatement relates to the write-off of the cash balance held in trust of the attorney to accurately reflect the records provided. The Company’s restatements of its financial statements for the balance sheet and statement of operations for the year ended October 31, 2013 are as follows:

	October 31, 2013
Balance Sheet (Extract)	As filed	Adjustments		Restated Actual

ASSETS
Current Assets:
Cash and cash equivalents	$29,755	$(4,966	) (a)	$24,789
GST/HST refund receivable	$4,510	-		$4,510
Total Current Assets	$34,265	$(4,966	) (a)	$29,299

Total Assets	$34,265	$(4,966	) (a)	$29,299
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
Payable to vendor on asset acquisition	$300,000	-		$300,000
Accounts payable and accrued liabilities	$200,469	-		$200,469
Related party notes	$499,702	-		$499,702
Liabilities from Discontinued Operations	$414,699	-		$414,699
Total Current Liabilities	$1,414,870	-		$1,414,870

Total Liabilities	$1,414,870	-		$1,414,870

STOCKHOLDERS' DEFICIT
Capital stock - $.001 par value, 100,000,000 common shares authorized, 62,583,258 and 52,140,000 common shares outstanding as of October 31, 2012 and 2011, respectively	$65,431	-		$65,431
Additional paid in capital	$2,061,277	-		$2,061,277
Other Comprehensive Income	$2,853	$106	(b)	$2,959
Deficit accumulated during the development stage	$(3,510,166)	$(5,072	) (b)	$(3,515,238)
Total Stockholders' Deficit	$(1,380,605)	$(4,966	) (a)	$(1,385,571)

Total Liabilities and Total Stockholders' Deficit	$34,265	$(4,966	) (a)	$29,299

Consolidated Statement of Operations (Extract)
Revenues
Expenses
Consulting Expense	$396,864	-		$396,864
Professional fees	$138,157	-		$138,157
Office and Administrative	$134,754	$5,072	(a)	$139,826
Travel and vehicle	$39,624	-		$39,624
Foreign currency translation
Total Operating Expenses	$709,399	$5,072	(a)	$714,471
Other income (expense)
Loss on debt conversion	$63,000	-		$63,000
Impairment	-	-		-
Interest	$53,781	-		$53,781
Net Loss from Continuing Operations	$(826,180)	$(5,072	) (a)	$(831,252)
Net Loss from Discontinued Operations	-	-		-
Adjusted Net Loss	$(826,180)	$(5,072	) (a)	$(831,252)
Loss per Common Shares – Basic and Diluted – Continuing Operations	$(0.01)	$(0.00)		$(0.01)
Loss per Common Shares – Basic and Diluted – Discontinued Operations	$(0.00)	$(0.00)		$(0.00)
Weighted Average Number of Common Shares Outstanding, Basic and Diluted	64,172,918			64,172,918

(a) relates to cash in trust account

(b) relates to foreign currency translation

8.	Discontinued Operations

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

During the fiscal period ended October 2012, the Company exited the energy business. The exit from the energy industry was therefore classified as discontinued operations for all periods presented under the requirement of ASC 360. The assets and liabilities of discontinued operations are presented separately under the captions “Assets to be discontinued,” “Liabilities to be discontinued” and “Long-term liabilities to be discontinued operations,” respectively, in the accompanying balance sheets at October 31, 2013 and 2012. There were no assets to be discontinued and the liabilities to be discontinued as of October 31, 2013 and April 30, 2014 consist of a related party note in the amount of $414,699.

9.	Related Party Transactions

Related party transactions are in the normal course of operations and are recorded at amounts established and agreed between the related parties. Related party transactions not disclosed elsewhere in these financial statements are as follows:

During the period ended April 30, 2014, the Company borrowed $376,028 and made a repayment of $143,428. Since inception, the shareholder has advanced funds for professional fees and other office and general expenses in the amount of $2,036,551. Since inception, shareholders have waived $223,079 in principal and $149,468 in accrued interest, which is considered advances as contribution to capital. The related party loans are considered as unsecured loan with no stated interest rate and due upon demand. The company imputed interest at 8% per annum, which is comparable to historical borrowing rate that the company has obtained in the past. These notes are not convertible and no options were attached. Interest expense recorded for the period ended April 30, 2014 is $56,263. As of October 31, 2013 and April 30, 2014, the accrued interest is $185,923 and $76,013 respectively.

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

The Other Receivable represents Harmonized Sales Tax Receivable for expenses incurred by the Company in Canada. Companies that generate revenue are subject to Harmonized Sales Tax, and are collected up front when purchases are made. Since the Company has no operations, the Tax collected is refundable as such the Company has recorded a receivable of $9,151 as of April 30, 2014.

13.	Subsequent Events

There were no material events that occurred subsequent to April 30, 2014 that would warrant further disclosures.

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

Plan of Operation

As of April 30, 2014 we had generated no revenue from sales of SafeBrain systems.

As of April 30, 2014 we had cash on hand of nil. We have never earned a profit and we expect to incur losses during the foreseeable future and may never be profitable. We will need to earn a profit or obtain additional financing until we are able to earn a profit. We do not know what the terms of any future financing may be, but any future sale of equity securities would dilute the ownership of existing stockholders. The failure to obtain the capital we require will result in a slower implementation of our business plan. There can be no assurance that we will be able to obtain any capital which is needed. We do not have any commitments from any person to provide us with any additional capital.

Our plan of operation and capital requirements for the twelve months ending April 30, 2014 are shown below.

Activity	Estimated Completion Date	Estimated Cost
Production	April 30, 2014	100,000
Research and Development	April 30, 2014	50,000
Marketing	April 30, 2014	150,000
Working Capital	April 30, 2014	390,000
Total	April 30, 2014	690,000

General

Our principal offices are located at 1600 - 144 4 Avenue SW, Calgary, Alberta, T2P 3N4. Our lease payments for the location are $1,294.57 per month.

Our website is www.safebrain.ca and our telephone number is (587) 702-5809.

As of June 20, 2014 we did not employ any persons on a full time basis.

Results of Operation

The Company did not have any operating income from inception (November 18, 2003) through April 30, 2014.

Consulting expenses for the three months ended April 30, 2014 and April 30, 2013 was $71,477 and $20,439 respectively. Consulting expenses for the six months ended April 30, 2014 and April 30, 2013 was $170,800 and $40,531 respectively. The increase in consulting expenses is due to the increase in general business activities in 2014.

Professional fees for the three months ended April 30, 2014 and April 30, 2013 was $61,972 and $49,489 respectively. Professional fees for the six months ended April 30, 2014 and April 30, 2013 was $131,899 and $58,269 respectively. The increase in professional fees is due to the increase in compliance activities in 2014.

Office and administrative expenses for the three months ended April 30, 2014 and April 30, 2013 was $29,580 and $7,329 respectively. Office and administrative expenses for the six months ended April 30, 2014 and April 30, 2013 was $49,469 and $9,095 respectively. The increase in office and administrative expenses is due to the increase in business and relocating activities in 2014.

Travel and vehicle expense for the three months ended April 30, 2014 and April 30, 2013 was $7,228 and $18,233 respectively. Travel and vehicle expense for the six months ended April 30, 2014 and April 30, 2013 was $12,091 and $20,091 respectively. The decrease in travel and vehicle expense is due to the decrease in airline travel by the company.

Foreign exchange loss/gain for the three and six months ended April 30, 2014 and April 30, 2013 was nil.

Loss on debt conversion for the three months ended April 30, 2014 and April 30, 2013 was nil and $63,000 respectively. Loss on debt conversion for the six months ended April 30, 2014 and April 30, 2013 was nil and $63,000 respectively. The decrease is due to the decrease in debt conversions.

Interest expense for the three months ended April 30, 2014 and April 30, 2013 was $29,197 and $12,232 respectively. Interest expense for the six months ended April 30, 2014 and April 30, 2013 was $56,263 and $23,745 respectively. The increase in interest expense is due to the increase in loans by the company.

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

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During period ended April 30, 2014 we did not raise funds through the sale of common shares to private investors.

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

SAFEBRAIN SYSTEMS, INC.

Date: June 23, 2014	By:	/s/ Michael Scott
	Name:	Michael Scott
	Title:	Chief Executive and Financial Officer